Form 10-Q
period 1994-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1994-05-12
CIK 850033

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended        March 31, 1994
                                         ---------------------------


         Commission File Number        1-10243
                                 -----------------------------------

                           BP PRUDHOE BAY ROYALTY TRUST
         -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                         13-6943724
         ----------------------------      ------------------------
         (State or other jurisdiction         (I.R.S. Employer
          of incorporation or                  Identification No.)
          organization)



                       THE BANK OF NEW YORK
                       101 Barclay Street
                       New York, New York
                       Attention:  Walter N. Gitlin       10286
           ------------------------------------------  ----------
           (Address of principal executive offices)    (Zip Code)


                               (212) 815-5084
              ---------------------------------------------------
              (Registrants telephone number, including area code)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes  X .   No    .
                                                      ---       ---

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

  As of May 12, 1994 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.


  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           (See pages 3 - 9  below)

                         BP PRUDHOE BAY ROYALTY TRUST

                             Financial Statements

                                March 31, 1994



                                  (Unaudited)


                         BP PRUDHOE BAY ROYALTY TRUST

               Statement of Assets, Liabilities and Trust Corpus

                                March 31, 1994

                       (In thousands, except unit data)


                                  (Unaudited)



                                                 March 31,    December 31,
                      Assets                      1994           1993
                      ------                   ------------   ------------
  Royalty Interest (notes 1 and 2)             $   535,000        535,000
    Less: accumulated amortization                (144,337)      (127,859)
                                                  ---------      ---------

            Total assets                       $   390,663        407,141
                                                  =========      =========



          Liabilities and Trust Corpus
          ----------------------------

  Accrued expenses                                     236             84

  Trust corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units
    issued and outstanding)                        390,427        407,057

  Contingencies (note 3)                          ---------      ---------

            Total liabilities and
              Trust corpus                     $   390,663        407,141
                                                  =========      =========


  See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                 Statement of Cash Earnings and Distributions

                       (In thousands, except unit data)


                                  (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         1994       1993
                                                         ----       ----
  Royalty revenues                                 $     9,172     15,209
  Trust administrative expenses                            100         84
                                                       -------    -------

  Cash earnings                                    $     9,072     15,125
                                                       -------    -------

  Cash distributions                               $     9,072     15,125
                                                       -------    -------

  Cash distributions per unit                      $      .424       .707
                                                       -------    -------

  Units outstanding                                 21,400,000  21,400,000
                                                    ==========  ==========


  See accompanying notes to financial statements.


                         BP PRUDHOE BAY ROYALTY TRUST

                     Statement of Changes in Trust Corpus

                                (In thousands)


                                  (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         1994       1993
                                                         ----       ----
  Trust corpus at beginning of period              $   407,057    437,666
  Cash Earnings                                          9,072     15,125
  Increase in accrued Trust expenses                      (152)      (141)
  Cash distributions                                    (9,072)   (15,125)
  Amortization of Royalty Interest                     (16,478)    (7,548)
                                                       -------    -------

  Trust corpus at end of period                    $   390,427    429,977
                                                       =======    =======


  See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                March 31, 1994


                                  (Unaudited)



  (1)  Formation of the Trust and Organization
       ---------------------------------------

  BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to a Trust Agreement, dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York and a co-trustee (collectively, the "Trustee"). Standard Oil and the Company are indirect wholly owned subsidiaries of The British Petroleum Company p.l.c. ("BP").

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

  The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities and the protection of the Royalty Interest.

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements


                                  (Unaudited)


  (2)  Basis of Accounting
       -------------------

  The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust's assets, liabilities and results of operations as follows:

  (a) Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

  (b) Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees and out-of-pocket expenses) are recorded when incurred.

  (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 43,200,000 barrels at December 31, 1993), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $12.39 for the three months ended March 31, 1994 and $5.67 for the three months ended March 31, 1993. The remaining unamortized balance of the net overriding Royalty Interest at March 31, 1994 is not necessarily indicative of the fair market value of the interest held by the Trust.


  While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 1994 and December 31, 1993 and the modified cash earnings and distributions and changes in Trust corpus for the three months ended March 31, 1994 and 1993.

                                                                  (Continued)

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements


                                  (Unaudited)



  (3)  Income Taxes
       ------------

  The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended rather than an association taxable as a corporation. The Unit holders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust will be reported by the Unit Holders on their respective tax returns.

  If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit holders would be treated as shareholders, and distributions to Trust Unit holders would not be deductible in computing the Trust's tax liability as an association.

  Item 2.  Management's Discussion And Analysis
           of Financial Condition and Results
           of Operations.

           Financial Condition.
           -------------------


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


           Results of Operations.
           ---------------------

        The BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the "Trust Agreement") and holds a royalty interest generally entitling the Trust to a per barrel royalty on 16.4246% of the first 90,000 barrels of the average actual daily net production of oil and condensate per calendar quarter from the BP Exploration (Alaska) Inc. working interest in the Prudhoe Bay Unit.

        Payments to the Trust with respect to the Royalty Interest are payable on the fifteenth day after the end of the calendar quarter (or the next succeeding business day if such fifteenth day is not a business day) in an amount equal to the per barrel WTI Price for each day during the calendar quarter less the sum of (i) the product of the per barrel Chargeable Costs and the Cost Adjustments Factor (such product hereinafter referred to as "Adjusted Chargeable Costs") and (ii) the per barrel Production Taxes.

        On January 15, 1994 the Trust received its payment with respect to the Royalty Interest for the period October 1, 1993 through December 31, 1993 (the "Fourth Quarter"). Such payment was in the amount, after rounding, of $6.74 per barrel. During the Fourth Quarter the average WTI Price was $16.43. The Adjusted Chargeable Costs per barrel were $7.96, based on Chargeable Costs of $6.75 and a Cost Adjustment Factor of 1.180, and per barrel Production Taxes were $1.72. After payment of Trust administrative expenses, the Trust distributed $.424 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period October 1, 1992 through December 31, 1992 was in the amount, after rounding, of $11.18 per barrel. During such period the average WTI price was $20.50, the Adjusted Chargeable Costs per barrel were $6.97 and per barrel Production Taxes were $2.34. After payment of Trust administrative expenses, the Trust distributed $.707 per Unit for such period.

        The per barrel royalty payable to the Trust for the period January 1, 1994 through March 31, 1994 (the "First Quarter") is, after rounding, $3.88. During the First Quarter the average WTI price was $14.80. The Adjusted Chargeable Costs per barrel were $9.44, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.1797, and per barrel Production Taxes were $1.48. The payment received by the Trust with respect to the Royalty Interest for the period January 1, 1993 through March 31, 1993 was in the amount, after rounding, of $9.71 per barrel. During such period the average WTI price was $19.85, the Adjusted Chargeable Costs per barrel were $7.90 and per barrel Production Taxes were $2.24.

  PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None

  Item 2.  Changes in Securities - None

  Item 3.  Defaults Upon Senior Securities - None

  Item 4.  Submission of Matters to a Vote of Security Holders - None

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on 8-K

           a.  Exhibits

               4.  -  Form  of  Trust Agreement (incorporated by reference to
  Exhibit 6 to the Form 8-A Registration Statement of BP Prudhoe Bay Royalty Trust, Commission File No. 1-10243)

               27. - Financial Data Schedule - (see Exhibit 27.1 attached hereto).

           b. Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this form is filed.

                               SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             BP PRUDHOE BAY ROYALTY TRUST

                                                  THE BANK OF NEW YORK,
                                                   as Trustee



                                             By: /s/ WALTER N. GITLIN
                                                --------------------------
                                             Name:   Walter N. Gitlin
                                             Title:  Vice President


  Date:  May 12, 1994


        The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.