Form 10-Q
period 1994-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1994-08-05
CIK 850033

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended        June 30, 1994
                                         ---------------------------


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

  As of August 5, 1994 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.


  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements
           (See pages 3 - 9  below)

                         BP PRUDHOE BAY ROYALTY TRUST

                             Financial Statements

                                 June 30, 1994



                                  (Unaudited)


                         BP PRUDHOE BAY ROYALTY TRUST

               Statement of Assets, Liabilities and Trust Corpus

                                 June 30, 1994

                       (In thousands, except unit data)


                                  (Unaudited)



                                                 June 30,    December 31,
                      Assets                      1994           1993
                      ------                   ------------   ------------
  Royalty Interest (notes 1 and 2)             $   535,000        535,000
    Less: accumulated amortization                (160,999)      (127,859)
                                                  ---------      ---------

            Total assets                       $   374,001        407,141
                                                  =========      =========



          Liabilities and Trust Corpus
          ----------------------------

  Accrued expenses                                     143             84

  Trust corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units
    issued and outstanding)                        373,858        407,057

  Contingencies (note 3)                          ---------      ---------

            Total liabilities and
              Trust corpus                     $   374,001        407,141
                                                  =========      =========


  See accompanying notes to financial statements.


                               BP PRUDHOE BAY ROYALTY TRUST

                       Statement of Cash Earnings and Distributions

                             (In thousands, except unit data)


                                       (Unaudited)



                                     Three months ended            Six months ended
                                           June 30,                   June 30,
                                    ---------------------      ---------------------
                                        1994        1993           1994       1993
                                        ----        ----           ----       ----
  Royalty revenues                $     5,164      12,918        14,336      28,127
  Trust administrative expenses           284         286           384         370
                                    ---------   ---------     ---------   ---------

  Cash earnings                   $     4,880      12,632        13,952      27,757
                                    =========   =========     =========   =========

  Cash distributions              $     4,880      12,632        13,952      27,757
                                    =========   =========     =========   =========

  Cash distributions per unit     $      .228        .590          .652       1.297
                                    =========   =========     =========   =========

  Units outstanding                21,400,000  21,400,000    21,400,000  21,400,000
                                   ==========  ==========    ==========  ==========


  See accompanying notes to financial statements.


                               BP PRUDHOE BAY ROYALTY TRUST

                           Statement of Changes in Trust Corpus

                                      (In thousands)


                                       (Unaudited)



                                             Three months ended      Six months ended
                                                  June 30,                June 30,
                                           --------------------    --------------------
                                              1994       1993         1994       1993
                                              ----       ----         ----       ----
  Trust corpus at beginning of period    $  390,427    429,977      407,057    437,666
  Cash Earnings                               4,880     12,632       13,952     27,757
  Decrease (increase) in
     accrued Trust expenses                      93        106          (59)       (35)
  Cash distributions                         (4,880)   (12,632)     (13,952)   (27,757)
  Amortization of Royalty Interest          (16,662)    (7,631)     (33,140)   (15,179)
                                            --------   --------     --------   --------

  Trust corpus at end of period          $  373,858    422,452      373,858    422,452
                                            ========   ========     ========   ========


  See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                 June 30, 1994


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

  (c) The Royalty Interest is recorded on an amortized cost basis and, therefore, the net overriding Royalty Interest at June 30, 1994 is not indicative of the fair market value of the interest held by the Trust. Amortization of the Royalty Interest, which is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 43,200,000 barrels at December 31, 1993), is charged directly to the Trust corpus and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $12.39 for the three and six months ended June 30, 1994 and $5.67 for the three and six months ended June 30, 1993.

  While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1994 and December 31, 1993 and the modified cash earnings and distributions and changes in Trust corpus for the three and six months ended June 30, 1994 and 1993.

                                                                  (Continued)

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements


                                  (Unaudited)



  (3)  Income Taxes
       ------------

  The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, rather than as an association taxable as a corporation. The Unit holders are treated as the owners of Trust income and corpus, and the entire taxable income of the Trust will be reported by the Unit Holders on their respective tax returns.

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

        On April 15, 1994 the Trust received its payment with respect to the Royalty Interest for the period January 1, 1994 through March 31, 1994 (the "First Quarter"). Such payment was in the amount, after rounding, of $3.88 per barrel. During the First Quarter the average WTI Price was $14.80. The Adjusted Chargeable Costs per barrel were $9.44, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.1797, and per barrel Production Taxes were $1.48. After payment of Trust administrative expenses, the Trust distributed $.228 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period January 1, 1993 through March 31, 1993 was in the amount, after rounding, of $9.71 per barrel. During such period the average WTI price was $19.85, the Adjusted Chargeable Costs per barrel were $7.90 and per barrel Production Taxes were $2.24. After payment of Trust administrative expenses, the Trust distributed $.590 per Unit for such period.

        The per barrel royalty payable to the Trust for the period April 1, 1994 through June 30, 1994 (the "Second Quarter") is, after rounding, $6.42. During the Second Quarter the average WTI price was $17.79. The Adjusted Chargeable Costs per barrel were $9.44, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.1797, and per barrel Production Taxes were $1.93. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1993 through June 30, 1993 was in the amount, after rounding, of $9.57 per barrel. During such period the average WTI price was $19.76, the Adjusted Chargeable Costs per barrel were $7.96 and per barrel Production Taxes were $2.22.

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


  Date:  August 5, 1994


        The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.