Form 10-Q
period 1994-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1994-11-14
CIK 850033

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1994
                               ------------------

Commission File Number           1-10243
                       ---------------------------

                         BP PRUDHOE BAY ROYALTY TRUST
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                  13-6943724
   ----------------------------                 -----------------------
   (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or                            Identification No.)
    organization)


                             THE BANK OF NEW YORK
                             101 Barclay Street
                             New York, New York
                             Attention:  Walter N. Gitlin           10286
                   ----------------------------------------      ----------
                   (Address of principal executive offices)      (Zip Code)


                                (212) 815-5092
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


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

As of November 10, 1994 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
          (See pages 3 - 8 below)

                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                               September 30, 1994


                                  (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

               Statement of Assets, Liabilities and Trust Corpus

                               September 30, 1994

                        (In thousands, except unit data)

                                  (Unaudited)





                                                             September 30,           December 31,
                   Assets                                        1994                    1993
                   ------                                    ------------            ------------
Royalty Interest (notes 1 and 2)                               $  535,000                 535,000
     Less: accumulated amortization                              (177,844)               (127,859)
                                                               ----------              ----------

                        Total assets                           $  357,156                 407,141
                                                               ==========              ==========


           Liabilities and Trust Corpus
           ----------------------------

Accrued expenses                                                       86                      84

Trust corpus (40,000,000 units of beneficial
     interest authorized, 21,400,000 units
     issued and outstanding)                                      357,070                 407,057

Contingencies (note 3)
                                                               ----------              ----------

                        Total liabilities and
                          Trust corpus                         $  357,156                 407,141
                                                               ==========              ==========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                  (Unaudited)





                                                    Three months ended             Nine months ended
                                                       September 30,                  September 30,
                                                  -----------------------       ------------------------
                                                     1994         1993            1994           1993
                                                     ----         ----            ----           ----
Royalty revenues                                 $     8,640       12,878          22,976         41,005
Trust administrative expenses                            171          142             555            512
                                                 -----------  -----------     -----------    -----------

Cash earnings                                    $     8,469       12,736          22,421         40,493
                                                 ===========  ===========     ===========    ===========


Cash distributions                               $     8,469       12,736          22,421         40,493
                                                 ===========  ===========     ===========    ===========

Cash distributions per unit                      $      .396        0.595           1.048          1.892
                                                 ===========  ===========     ===========    ===========

Units outstanding                                 21,400,000   21,400,000      21,400,000     21,400,000
                                                 ===========  ===========     ===========    ===========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                  (Unaudited)





                                                               Three months ended            Nine months ended
                                                                  September 30,                 September 30,
                                                             -----------------------      -------------------------
                                                                1994         1993            1994           1993
                                                                ----         ----            ----           ----
Trust corpus at beginning of period                          $ 373,858      422,452         407,057        437,666
Cash Earnings                                                    8,469       12,736          22,421         40,493
Decrease (increase) in
     accrued Trust expenses                                         57           84              (2)            49
Cash distributions                                              (8,469)     (12,736)        (22,421)       (40,493)
Amortization of Royalty Interest                               (16,845)      (7,715)        (49,985)       (22,894)
                                                             ---------    ---------       ---------      ---------

Trust corpus at end of period                                $ 357,070      414,821         357,070        414,821
                                                             =========    =========       =========      =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                               September 30, 1994

                                  (Unaudited)



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

         (b) Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees and out- of-pocket expenses) are recorded when incurred.

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                  (Unaudited)


(2), Continued

         (c) The Royalty Interest is recorded on an amortized cost basis and, therefore, the net overriding Royalty Interest at September 30, 1994 is not indicative of the fair market value of the interest held by the Trust. Amortization of the Royalty Interest, which is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 43,200,000 barrels at December 31,
                 1993), is charged directly to the Trust corpus and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $12.39 for the three and nine months ended September 30, 1994 and $5.67 for the three and nine months ended September 30, 1993.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1994 and December 31, 1993 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine months ended September 30, 1994 and 1993.

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

          On July 15, 1994 the Trust received its payment with respect to the Royalty Interest for the period April 1, 1994 through June 30, 1994 (the "Second Quarter"). Such payment was in the amount, after rounding, of $6.42 per barrel. During the Second Quarter the average WTI Price was $17.79. The Adjusted Chargeable Costs per barrel were $9.44, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.1797, and per barrel Production Taxes were $1.93. After payment of Trust administrative expenses, the Trust distributed $0.396 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1993 through June 30, 1993 was in the amount, after rounding, of $9.57 per barrel. During such period the average WTI price was $19.76 the Adjusted Chargeable Costs per barrel were $7.96 and per barrel Production Taxes were $2.22. After payment of Trust administrative expenses, the Trust distributed $0.595 per Unit for such period.

          The per barrel royalty payable to the Trust for the period July 1, 1994 through September 30, 1994 (the "Third Quarter") is, after rounding, $6.93. During the Third Quarter the average WTI price was $18.49. The Adjusted Chargeable Costs per barrel were $9.53, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.1917, and per barrel Production Taxes were $2.02. The payment received by the Trust with respect to the Royalty Interest for the period July 1, 1993 through September 30, 1993 was in the amount, after rounding, of $7.88 per barrel. During such period the average WTI price was $17.77, the Adjusted Chargeable Costs per barrel were $7.96 and per barrel Production Taxes were $1.92.

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

                                           BP PRUDHOE BAY ROYALTY TRUST

                                                    THE BANK OF NEW YORK,
                                                      as Trustee

                                           By:    Walter N. Gitlin
                                              ---------------------------
                                           Name:  Walter N. Gitlin
                                           Title: Vice President

Date:  November 10, 1994

         The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                EXHIBIT INDEX
                                -------------





         EXHIBIT NO.             DESCRIPTION
         -----------             -----------

             27                  Financial Data Schedule