Form 10-K405
BP PRUDHOE BAY ROYALTY TRUST
filed 1995-03-31
CIK 850033

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

  ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1994
                                    OR
  (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


     As of March 8, 1995, 21,400,000 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $366,475,000.

                Documents Incorporated by Reference: None

                               TABLE OF CONTENTS



                                                              PAGE
                                                              ----
                                  PART I


ITEM 1-Business................................................1

  Description of the Trust.....................................1
  Description of the Trust Units and the Trust Agreement.......2
     Creation and Organization of the Trust....................2
     Assets of the Trust.......................................3
     Liability of the Trust....................................3
     Duties and Limited Powers of Trustee......................3
     Liabilities of Trustee....................................5
     Resignation or Removal of Trustee.........................5
     Duration of Trust.........................................6
     Voting Rights of Holders of Trust Units...................7
     Trust Units...............................................8
     Distributions of Income...................................9
     Transfers.................................................9
     Mutilated, Destroyed, Lost or Stolen Certificates........10
     Reports to Holders of Trust Units........................10
     Liability of Holders of Trust Units......................11
     Possible Divestiture of Trust Units......................11
     Additional Conveyances...................................12
  Description of the Royalty Interest.........................13
     Per Barrel Royalty ......................................14
     WTI Price ...............................................14
     Chargeable Costs ........................................14
     Cost Adjustment Factor ..................................17
     Production Taxes ........................................17
     Royalty Production ......................................18
     Calculation of Royalty Amount ...........................18
     Minimum Royalty .........................................19
     Potential Conflicts of Interest
     between the Company and Trust ...........................19
  Description of the BP Support Agreement ....................19
  Description of the Property ................................20
     Background ..............................................20
     Geology .................................................21
     Hydrocarbons in Place ...................................21
     Prudhoe Bay Unit Operation and Ownership ................22
     Oil Rim Redetermination .................................22
     Production and Reserves .................................24
     Report of Miller and Lents, Ltd., Independent
     Petroleum Consultants ...................................26
     Reservoir Management ....................................33
     Transportation of Prudhoe Bay Oil .......................33
     Historical Production of Oil and  Condensate ............34
  Industry Conditions ........................................35
  Certain Tax Considerations .................................35
     Employees ...............................................36
     Federal Income Tax ......................................36
          Classification of the Trust ........................36
          Taxation of the Trust ..............................36

          Taxation of Trust Unit Holders .....................36
          Taxation of Nonresident Alien Individuals,
          Partnerships and Foreign Corporations ..............37
     Sale of Trust Units .....................................38
          Backup Withholding .................................38
          Reports ............................................39
     State Income Taxes ......................................39

ITEM 2-Properties ............................................39

ITEM 3-Legal Proceedings .....................................39

ITEM 4-Submission of Matters to a Vote of Unit Holders .......39

                                 PART II

ITEM 5-Market for Trust Units ................................39

ITEM 6-Selected Financial Data ...............................40

ITEM 7-Management's Discussion and Analysis of Financial
       Condition and Results of Operations ...................42

ITEM 8-Financial Statements and Supplementary Data ...........45

ITEM 9-Changes In Accountants ................................55

                                 PART III

ITEM 10-Directors and Executive Officers .....................55

ITEM 11-Executive Compensation ...............................55

ITEM 12-Unit Ownership .......................................55

ITEM 13-Certain Relationships and Related Transactions .......56

                                 PART IV

ITEM 14-Exhibits, Financial Statement Schedules,
        and Reports on Form 8-K ..............................57

SIGNATURE ....................................................59

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

     The only assets of the Trust are (i) the Royalty Interest assigned to the Trust and, (ii) from time to time, cash reserves and cash equivalents being held by the Trustee for distribution. Subject to compliance with certain conditions, additional royalty interests may be assigned to the Trust. See "Description of the Trust Units and the Trust Agreement- Additional Conveyances."

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

     The financial statements of the Trust contained in this Annual Report on Form 10-K include information regarding amounts distributed to Trust Unit holders with respect to 1994, 1993, and 1992. This Annual Report also includes information with respect to 1994 production and production in past periods. Amounts distributed with respect to 1994, 1993, and 1992, production in 1994 and in the past, and the most recent estimates of proved reserves attributable to the Trust are not indicative of amounts to be distributed in the future.

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

LIABILITY OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur will be those for routine administrative expenses, such as Trustee's fees, and accounting, legal and other professional fees. However, if a court were to hold that the Trust is an association taxable as a corporation, as more fully discussed in "Certain Tax Considerations-Federal Income Tax- Classification of the Trust", the Trust would incur substantial income tax liabilities in addition to its other expenses. In addition, if the Trust were required to make allocations of income and deductions other than on a quarterly basis, the administrative expenses of the Trust might increase. See "Certain Tax Considerations-Federal Income Tax-Taxation of Trust Unit Holders". The administrative fees and expenses of the Trust for the years ended December 31, 1994, 1993, 1992, 1991, 1990 and 1989 were approximately $660,000, $555,000,
$415,000, $415,000, $460,000 and $170,000, respectively, including fees paid by the Trust to accountants, petroleum consultants and counsel. Future administrative fees and expenses will depend, among other things, on the number of Trust Unit holders and the fees of accountants, petroleum consultants, counsel and other experts, if any, engaged by the Trust.

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

DURATION OF TRUST

     The Trust is irrevocable and the Company has no power to terminate the Trust or, except with respect to certain corrective amendments agreed to by the Trustee, to alter or amend the terms of the Trust Agreement. The Trust will terminate upon the first to occur of the following events or times: (a) upon a vote of holders of not less than 70% of the outstanding Trust Units, on or prior to December 31, 2010, in accordance with the procedures described under "Voting Rights of Holders of Trust Units" below, or (b) after December 31, 2010 either
(i) at such time as the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year, unless the net revenues during such period have been materially and adversely affected by an event constituting force majeure, or (ii) upon a vote of holders of not less than 60% of the outstanding Trust Units. Upon the dissolution of the Trust, the Trustee will continue to act in such capacity until completion of the winding up of the affairs of the Trust. Upon termination of the Trust, the Trustee will sell Trust properties in one or more sales for cash, unless holders representing 70% of the Trust Units outstanding (60% if the decision to terminate the Trust is made after December 31, 2010) authorize the sale for a specified non-cash consideration in which event the Trustee may, but is not obligated to, consummate such non-cash sale, but only if the Trustee shall have received a ruling from the Internal Revenue Service (the "IRS") or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes. Prior to such sale the Trustee will obtain an opinion of an investment banking firm or other entity qualified to give such opinion as to the fair market value of the assets of the Trust on the day of termination of the Trust. The Trustee will effect any such sale pursuant to procedures or material terms and conditions approved by the vote of holders of 70% of the outstanding Trust Units (60% if the sale is made after December 31, 2010) in accordance with the procedures described under "Voting Rights of Holders of Trust Units" below, unless the Trustee determines that it is not practicable to submit such procedures or terms to a vote of the holders of Trust Units, and the sale is effected at a price which is at least equal to the fair market value of the trust estate as set forth in the opinion mentioned above and pursuant to terms and conditions deemed commercially reasonable by the investment banking firm or other entity rendering such opinion. Upon dissolution of the Trust, the Company will have an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the trust estate as set forth in the opinion mentioned above, or (ii) the number of then outstanding Trust Units multiplied by (a) the closing price of Trust Units on the day of termination of the Trust on the stock exchange on which the Trust Units are listed, or (b) if the Trust Units are not listed on any stock exchange but are traded in the over-the-counter market, the closing bid price on the day of termination of the Trust as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System. If the Trust Units are neither listed nor traded in the over-the-counter market, the price will be the fair market value of the trust estate as set forth in the opinion mentioned above. After satisfying all existing liabilities and establishing adequate reserves for the payment of contingent liabilities, the Trustee will distribute all available proceeds to the holders of Trust Units on the date specified in a notice given by the Trustee, which date will be no later than 10 days after delivery of such notice.

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

     If the purchase of Trust Units from an ineligible holder by the Trustee would result in a non-exempt "prohibited transaction" under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or under the Internal Revenue Code of 1986, as amended (the "Code"), the Trust Units subject to the Trustee's right of redemption will be purchased by the Company or a designee thereof, at the above-described purchase price.

ADDITIONAL CONVEYANCES

     Additional royalty interests ("Additional Royalty Interests") identical in all respects to the initial Royalty Interest except for the identity of the parties (other than the Trust) (provided that the entity which will make payments to the Trust under any Additional Royalty Interest is the same entity making payments to the Trust under the initial Conveyance), the effective date (which must be on the first day of a calendar quarter and must be the date of delivery thereof to the Trustee) and the percentage set forth in the definition of Royalty Production in the related additional conveyance, may be assigned by the Company or an affiliate thereof to the Trust from time to time, through the execution of additional conveyances (each an "Additional Conveyance"). In consideration of the grant of an Additional Royalty Interest, the Trustee will issue to the order of the Company or such affiliate, a number of Trust Units, not to exceed a total of 18,600,000 additional Trust Units, equal to (i) the product of (a) the percentage set forth in the definition of "Royalty Production" in the related Additional Conveyance and (b) 21,400,000, (ii) divided by 16.4246%. In connection with such issuance, the recipients of such Trust Units and their transferees will not be treated as holders of Trust Units of record entitled to distributions with respect to the Quarterly Income Amount for the Quarterly Record Date which occurs during the month in which such Additional Conveyance is effective and will not be entitled to transfer such Trust Units (other than to the Company or one of its affiliates) on or prior to such Quarterly Record Date, and the certificates representing such Trust Units will prominently so state.

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

                       DESCRIPTION OF THE ROYALTY INTEREST

     The Trust property consists of a Royalty Interest entitling the Trust to a Per Barrel Royalty on 16.4246% of the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter (the "Royalty Production") from the Company's working interest in the PBU. There are 21,400,000 Trust Units outstanding. If additional Trust Units are issued, the Royalty Interest percentage will be increased proportionately. The net production referred to herein pertains only to the Ivishak and PESS formations collectively known as the Prudhoe Bay (Permo-Triassic) Reservoir, and does not pertain to the Lisburne and Endicott formations. The Company's average daily net production from its working interest in the PBU during 1994 was approximately 369,900 barrels of oil and condensate.

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

CHARGEABLE COSTS

     The "Chargeable Costs" per barrel of Royalty Production were $4.50 per barrel through December 31, 1991, $6.00 per barrel from January 1, 1992 through December 31, 1992, $6.75 per barrel from January 1, 1993 through December 31, 1993, $8.00 per barrel from January 1, 1994 through

December 31, 1994 and will be the amount set forth in the following table opposite the calendar year stated:


           For the       Chargeable       For the      Chargeable
         Year Ending      Costs Per     Year Ending     Costs Per
        December 31,       Barrel      December 31,      Barrel
            1995          $8.25          2008            $13.00
            1996           8.50          2009             13.25
            1997           8.85          2010             14.50
            1998           9.30          2011             16.60
            1999           9.80          2012             16.70
            2000          10.00          2013             16.80
            2001          10.75          2014             16.90
            2002          11.25          2015             17.00
            2003          11.75          2016             17.10
            2004          12.00          2017             17.20
            2005          12.25          2018             20.00
            2006          12.50          2019             23.75
            2007          12.75          2020 and         26.50 increasing
                                              thereafter        by $2.75
                                                                each year
                                                                thereafter


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

     (a) If, by December 31, 1995, 100,000,000 or more STB of Proved Reserves have not been added to Current Reserves, then for each year 1996 through 2000, inclusive, Chargeable Costs as set forth in the table above shall be reduced, as of January 1 in each such year, by an amount equal to the lesser of (A) $1.20 or
(B) the product of $1.20 and a fraction, the numerator of which shall be the difference between 100,000,000 STB of Proved Reserves and the actual number of STB of Proved Reserves so added to Current Reserves from January 1, 1988 through December 31, 1995 and the denominator of which shall be 100,000,000 STB of Proved Reserves. The Company added approximately 42,000,000 STB to Proved Reserves during 1988, approximately 45,500,000 STB during 1989, approximately 24,000,000 STB during 1990, approximately 116,000,000 STB during 1991, approximately 144,000,000 STB during 1992, approximately 206,000,000 STB during 1993 and approximately 90,000,000 STB during 1994.

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

COST ADJUSTMENT FACTOR

     The "Cost Adjustment Factor" is the ratio of (1) the Consumer Price Index ("CPI") published for the most recently past February, May, August or November, as the case may be, to (2)121.1 (the Consumer Price Index for January 1989); provided, however, that (a) if for any calendar quarter the average WTI Price is $18.00 or less, then in such event the Cost Adjustment Factor for such quarter shall be the Cost Adjustment Factor for the immediately preceding quarter, and
(b) the Cost Adjustment Factor for any calendar quarter in which the average WTI Price exceeds $18.00, after a calendar quarter during which the average WTI Price is equal to or less than $18.00, and for each following calendar quarter in which the average WTI Price is greater than $18.00, shall be the product of
(x) the Cost Adjustment Factor for the most recently past calendar quarter in which the average WTI Price is equal to or less than $18.00 and (y) a fraction, the numerator of which shall be the Consumer Price Index published for the most recently past February, May, August or November, as the case may be, and the denominator of which shall be the Consumer Price Index published for the most recently past February, May, August or November during a quarter in which the average WTI Price is equal to or less than $18.00. The "Consumer Price Index" is the U.S. Consumer Price Index, all items and all urban consumers, U.S. city average, 1982-84 equals 100, as first published, without seasonal adjustment, by the Bureau of Labor Statistics, Department of Labor, without regard to subsequent revisions or corrections by such Bureau.

PRODUCTION TAXES

     "Production Taxes" are the sum of any severance taxes, excise taxes (including windfall profit tax, if any), sales taxes, value added taxes or other similar or direct taxes imposed upon the reserves or production, delivery or sale of Royalty Production. For this purpose, such taxes will be computed at defined statutory rates. In the case of taxes based upon wellhead or field value, the Overriding Conveyance provides that the WTI Price less the product of $4.50 and the Cost Adjustment factor will be deemed to be the wellhead or field value. At the present time, the

Production Taxes payable with respect to the Royalty Production are the Alaska Oil and Gas Properties Production Tax ("Alaska Production Tax") and the Alaska Oil and Gas Conservation Tax ("Alaska Conservation Tax"). For the purposes of the Royalty Interest, the Alaska Production Tax will be computed without regard to the "economic limit factor", if any, as the greater of the "percentage of value amount" (based on the statutory rate and the wellhead value as defined above) and the "cents per barrel amount" as such terms are used with respect to such tax. As of the date of this report, the statutory rate for the purpose of calculating the "percentage of value amount" is 15%, and the Alaska Conservation Tax is a tax of $0.004 per barrel of net production. A surcharge to the Alaska Production Tax increased Production Taxes by $0.05 per barrel of net production effective July 1, 1989. However, beginning with the second calendar quarter (April- June) of 1995, $0.02 per barrel of this surcharge will be suspended because the State spill response fund will have reached $50 million. In the event the balance of that fund falls below $50 million, the $0.02 per barrel will be reinstated until the fund balance again reaches $50 million. The remaining $0.03 per barrel is not effected by the fund's balance and will continue to be imposed at all times.

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

                           DESCRIPTION OF THE PROPERTY

BACKGROUND

     The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977 and during 1989, 1990, 1991, 1992, 1993 and 1994, produced on average 1.4 million, 1.3 million, 1.3 million, 1.2 million, 1.1 million and 1 million barrels of oil and condensate per day, respectively. The Field is the largest producing field in North America. As of January 1, 1995, approximately 8.64 billion STB of oil and condensate had been produced from the Field. The Company estimates that production will decline at an average rate of approximately

10% per year. Field development is well advanced with approximately $16.3 billion gross capital spent and a total of about 1,227 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

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

     The Prudhoe Bay Unit ownership by participating area is summarized in the following table:

                                PRUDHOE BAY UNIT
                         OWNERSHIP BY PARTICIPATING AREA
                             (AS OF JANUARY 1, 1995)


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

     As of January 1, 1995, there were about 995 producing oil wells, 35 gas reinjection wells, 55 water injection wells and 117 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 6,500 BOPD. Currently, the average well production rate is about 965 BOPD.

     The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the Company's 1994 share of oil and condensate (net of State of Alaska royalty) was as follows:

                                PRUDHOE BAY UNIT
                                 1994 PRODUCTION
                                (BARRELS PER DAY)


                                                     Company Net
                                         Field          Share
                                       ---------       -------
Oil  ..............................     785,545        348,384

Condensate  .......................     177,450         21,489

Total  ............................     962,995        369,873

     The Company's net proved remaining reserves of oil and condensate in the PBU as of December 31, 1994 were 1,395,000,000 STB. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. The Company anticipates that its net production from its current proved reserves will exceed 90,000 barrels per day until the year 2014. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030; however, for the economic conditions and reserve estimates as of December 31, 1994 the Per Barrel Royalty will be zero following the year 2009. For years subsequent to 1995, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions of Proved Reserves to Current Reserves (as defined in CHARGEABLE COSTS) do not meet certain specific levels (see CHARGEABLE COSTS). The Company has added and anticipates adding to its proved reserves. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance. See Report of Miller and Lents, Ltd., Independent Petroleum Consultants, below.

                             MILLER AND LENTS, LTD.
                             OIL AND GAS CONSULTANTS

                              TWENTY-SEVENTH FLOOR
                                 1100 LOUISIANA
                            HOUSTON, TEXAS 77002-5216

                             Telephone 713 651-9455
                              Telefax 713 654-9914

                                February 28, 1995

The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York 10286

                    Re:  Estimates of Proved Reserves,
                         Future Production Rates, and
                         Future Net Revenues for the
                         BP Prudhoe Bay Royalty Trust
                         As of December 31, 1994

Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1994. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 17, 1995, addressed to Ms. Marie Trimboli of The Bank of New York and signed by Mr. David K. Woodward. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of

                             MILLER AND LENTS, LTD.

the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

     Proved Reserves were estimated by BP Exploration (Alaska) Inc. in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues are not intended and should not be interpreted to represent fair market values for the estimated reserves.

     The Prudhoe Bay (Permo-Triassic) Reservoir is defined in the Prudhoe Bay Unit Operating Agreement. The Prudhoe Bay Unit is an oil and gas unit situated on the North Slope of Alaska. The BP Prudhoe Bay Royalty Trust is entitled to a royalty payment on 16.4246 percent of the first 90,000 barrels of the actual average daily net production of oil and condensate for each calendar quarter from the BP Exploration (Alaska) Inc. working interest in the Prudhoe Bay Unit. The payment amount depends upon the Per Barrel Royalty which, in turn, depends upon the West Texas Intermediate Price, the Chargeable Costs, the Cost Adjustment Factor, and Production Taxes, all of which are defined in the Overriding Royalty Conveyance. "Barrel" as used herein means Stock Tank Barrel as defined in the Overriding Royalty Conveyance.

     Our reviews do not constitute independent estimates of the reserves and annual production rate forecasts for the areas, pay zones, projects, and recovery processes examined. We relied upon the accuracy and completeness of information provided by BP Exploration (Alaska) Inc. with respect to pertinent ownership interests and various other historical, accounting, engineering and geological data.

     As a result of our cumulative reviews, based on the foregoing, we conclude that:

     1. A large body of basic data and detailed analyses are available and were used in making the estimates. In our judgment, the quantity and quality of currently available data on reservoir boundaries, original fluid contacts, and reservoir rock and fluid properties are sufficient to indicate that any future revisions to the estimates of total original in-place volumes should be minor. Furthermore, the data and analyses on recovery factors and future production rates are sufficient to support the Proved Reserves estimates.

     2. The methods and procedures employed to accumulate and evaluate the necessary information and to estimate, document, and reconcile reserves, annual production rate forecasts, and future net revenues are effective and are in accordance with generally

                             MILLER AND LENTS, LTD.

          accepted geological and engineering practice in the petroleum industry.

     3. Based on our limited independent tests of the computations of reserves, production flowstreams, and future net revenues, such computations were performed in accordance with the methods and procedures described to us.

     4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1994, of 81.0 million barrels of oil and condensate are, in the aggregate, reasonable. All
          81.0 million barrels are Proved Developed Reserves.

     5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 1994, production of the Proved Reserves will result in Estimated Future Net Revenues of $257 million and Present Value of Estimated Future Net Revenues of $163 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

     6.   BP Exploration (Alaska) Inc. estimated that, as of December 31, 1994,
          668.0 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

     7. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2014 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of the BP Exploration (Alaska) Inc. net production level.

                             MILLER AND LENTS, LTD.

     8. Based on the West Texas Intermediate Price of $17.75 per barrel on December 31, 1994, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2009 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 1994, the Per Barrel Royalty will be zero following the year 2009. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

     9. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

     Estimates of ultimate and remaining reserves and production scheduling depend upon assumptions regarding expansion or implementation of alternative projects or development programs and upon strategies for production optimization. BP Exploration (Alaska) Inc. has continual reservoir management, surveillance, and planning efforts dedicated to (1) gathering new information,
(2) improving the accuracy of its reserves and production capacity estimates,
(3) recognizing and exploiting new opportunities, (4) anticipating potential problems and taking corrective actions, and (5) identifying, selecting, and implementing optimum recovery program and cost reduction alternatives. Given this significant effort and ever-changing economic conditions, estimates of reserves and production profiles will change periodically.

     The current estimate of Proved Reserves includes only those projects or development programs that are deemed reasonably certain to be implemented, given current economic and regulatory conditions. Future projects, development programs, or operating strategies different from those assumed in the current estimates may change future estimates and affect recoveries. However, because several complementary and alternative projects are being considered for recovery of the remaining oil in the reservoir, a decision not to implement a currently planned project may allow scope expansion or implementation of another project, thereby increasing the overall likelihood of recovering the reserves.

     Future production rates will be controlled by facilities limitations and upsets, well downtime, and the effectiveness of programs to optimize production and costs. BP Exploration (Alaska) Inc. currently expects continued economic production from the reservoir at a declining rate through the year 2030. Additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate but not eliminate

                             MILLER AND LENTS, LTD.

the anticipated future decline in gross oil and condensate production capacity.

     In making its future production rate forecasts, BP Exploration (Alaska) Inc. provided for normal downtime and planned facilities upsets. Although allowances for unplanned upsets are also considered in the estimates, the studies do not provide for any impediments to crude oil production as a consequence of major disruptions.

     Under current economic conditions, gas from the Alaskan North Slope, except for minor volumes, cannot be marketed commercially. Oil and condensate recoveries are expected to be greater as a result of continued reinjection of produced gas than the recoveries would be if major volumes of produced gas were being sold. No major gas sale is assumed in the current estimates. If major gas sales are determined to be economically viable in the future, BP Exploration (Alaska) Inc. estimates that such sales would not actually commence until eight to ten years after such a determination. In the event that major gas sales are initiated, ultimate oil and condensate recoveries may be reduced from the current estimates unless recovery projects other than those included in the current estimates are implemented.

     Large volumes of natural gas liquids are likely to be produced and marketed in the future whether or not major gas sales become viable. Natural gas liquids reserves are not included in the estimates cited herein. The BP Prudhoe Bay Royalty Trust is not entitled to royalty payments from production or sales of natural gas or natural gas liquids.

     The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect our informed judgments based on accepted standards of professional investigation but are subject to those generally recognized uncertainties associated with interpretation of geological, geophysical, and engineering information. Government policies and market conditions different from those reflected in this study or disruption of existing transportation routes or facilities may cause the total quantity of oil or condensate to be recovered, actual production rates, prices received, or operating and capital costs to vary from those reviewed in this report.

     Miller and Lents, Ltd., is an independent oil and gas consulting firm. None of the principals of this firm have any direct financial interests in BP Exploration (Alaska) Inc. or its parent or any related companies or in the BP Prudhoe Bay Royalty Trust. Our fee is not contingent upon the results of our work or report, and we have not performed other services for

                             MILLER AND LENTS, LTD.

BP Exploration (Alaska) Inc. or the BP Prudhoe Bay Royalty Trust that would affect our objectivity.

                                Very truly yours,

                                MILLER AND LENTS, LTD.


                                By /s/ William P. Koza
                                   ---------------------------------------------
                                   William P. Koza
                                   Vice President

WPK/hsd

     Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. Information regarding estimates of proved reserves attributable to the combined interests of the Company and the Trust were based on Company prepared reserve estimates.

     The reserves attributable to the Trust are only a part of the overall above stated reserves. There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Prices on December 31, 1994 ($17.75 per barrel), December 31, 1993 ($14.15 per barrel), December 31, 1992 ($19.50 per barrel), December 31, 1991 ($19.10 per barrel), and December 31, 1990 ($28.45 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production, the current WTI Price, no future movement in the CPI, and no future additions by the Company of Proved Reserves to Current Reserves, a change in the timing of estimated production, a change in the WTI Price, future movement in the CPI, or future additions by the Company of Proved Reserves to Current Reserves will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used. See "Financial Statements" and Note 5 thereto.

     Estimated net proved reserves allocable to the Trust as of December 31, 1994, December 31, 1993 and December 31, 1992 were 80,991,000 barrels, 43,193,000 barrels and 94,306,000 barrels, respectively. See "Financial Statements" and Note 5 thereto. The decrease from December 31, 1992 to December 31, 1993 reflects the excess of production over additions and changes in timing of production and the decrease in the WTI Price from $19.50 per barrel on December 31, 1992 to $14.15 per barrel on December 31, 1993. The increase from December 31, 1993 to December 31, 1994 reflects the increase in the WTI Price from $14.15 per barrel on December 31, 1993 to $17.75 per barrel on December 31, 1994. Proved developed reserves allocable to the Trust as of December 31, 1994, December 31, 1993 and December 31, 1992 were 80,991,000 barrels, 43,193,000 barrels and 79,420,000 barrels, respectively.

     The Company is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the PBU working interest owners. However, several such investments which would augment Prudhoe Bay projects are already in process. These include additional drilling, waterflood expansions and miscible injection continuation/ expansion projects. Other possible investments could include expanded gas cycling, miscible/waterflood infill drilling, miscible injection supply increases to peripheral areas, heavy oil tar recovery and development of the smaller reservoirs. While there is no assurance that the PBU working interest owners will make any such investments, they do regularly assess the technical and economic attractiveness of implementing further projects to increase PBU proved reserves.

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

     In 1989, analysis of data gathered by sophisticated corrosion monitoring pigs identified previously undetected corrosion on TAPS. An innovative approach enabled an 8.5 mile section of pipe to be replaced in 1991 without disrupting shipments from the terminal to Valdez. In 1992, instead of being replaced, a two mile section near Chandalar received specific repairs. This and other developments have cut the cost of repairs on the main line. Pump station piping corrosion costs have also been reduced significantly. The State of Alaska filed protests to the 1990, 1991, 1992, 1993, 1994 and 1995 TAPS tariffs, seeking to exclude corrosion costs from the tariffs charged to ship oil through TAPS. The State of Alaska and the other parties have agreed to continue attempts to resolve the dispute among themselves. Additional protests were filed by the State of Alaska in 1994 challenging the inclusion of certain public affairs and other expenses in such tariffs. A further protest has been filed by the State of Alaska relating to the 1995 tariff challenging the inclusion of certain expenses incurred in remediation of matters connected with National Electrical Codes.

HISTORICAL PRODUCTION OF OIL AND CONDENSATE

     The following table sets forth information concerning the production of oil and condensate for the periods indicated. The amounts listed are the Company's share of production, net of royalties to the State of Alaska.

                              HISTORICAL PRODUCTION


             Year Ended                           Oil and
            December 31,                    Condensate Produced
                                                   (bpd)

                1987   .......................   687,000(a)
                1988   .......................   652,500
                1989   .......................   587,200
                1990   .......................   540,000
                1991   .......................   530,000
                1992   .......................   481,800
                1993   .......................   417,700
                1994   .......................   369,900

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

     A holder of Trust Units who is a Foreign person may make an election pursuant to Internal Revenue Code Section 871 (d) or 882(d), or pursuant to any similar provisions of applicable treaties, to treat the income (which constitutes income from real property) from the Trust as income which is effectively connected with a U.S. trade or business. If this election is made such a holder of Trust Units will not be subject of withholding but will, however, be taxed on such income in the same manner as a U.S. person (i.e. U.S. individual, partnership or corporation). As a result, such holder of Trust Units will be taxed on his net income as opposed to his gross income from the Trust. Also, under such an election, any gain or loss upon the disposition of a Trust Unit will be deemed to be connected with a U.S. trade or business and taxed in the manner described above. If a Foreign person owns a greater than 5 percent interest in the Trust, that interest is a U.S. real property interest as provided under Internal Revenue Code Section 897. Gain on disposition of that interest will be taxed as if the holder of Trust Units were a U.S. person. In addition, Foreign persons subject to Internal Revenue Code Section 897 who are nonresident alien individuals will be subject to a minimum tax of 26 percent or 28 percent (depending on filing status and taxable income) on the lesser of:

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

STATE INCOME TAXES

     Unit holders may be required to report their share of income from the Trust to their state of residence or commercial domicile. However, only corporate Unit holders will need to report their share of income to the State of Alaska does not impose an income tax on individuals or estates and trusts. Corporate Unit holders should be advised that all Trust income is Alaska source income and should be reported accordingly.

ITEM 2. PROPERTIES

     Reference is made to "Item I.- Business" for the information required by this item.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR TRUST UNITS

     The Trust Units are listed on the New York Stock Exchange ("NYSE"). The following table represents the high and low per unit sales prices for the Trust Units as reported on the consolidated tape for 1993 and 1994 and the distributions paid by the Trust for the periods presented.


                                                     Distributions Per
                                                         Trust Unit
                                                         ----------
                        High               Low          1993    1994
                   1993     1994      1993     1994     _____   _____
First Quarter     $31.750  $27.000   $29.500  $23.000   0.590   0.228
Second Quarter    $31.625  $24.000   $27.750  $19.125   0.595   0.396
Third Quarter     $29.625  $24.000   $26.125  $21.250   0.499   0.436
Fourth Quarter    $29.625  $22.375   $23.875  $15.750   0.424   0.390


     As of March 21, 1995, there were 1,708 registered holders of Trust Units.

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

                          BP PRUDHOE BAY ROYALTY TRUST
                  Statements of Cash Earnings and Distributions
               For each of the years in the five-year period ended
         December 31, 1994, 1993, 1992, 1991 and 1990 and for the period of February 28, 1989 (date of formation)
                              to December 31, 1989
                        (In thousands, except unit data)


                           1994              1993        1992        1991        1990        1989
                           ----              ----        ----        ----        ----        ----
Royalty revenues     $    32,401           51,727      65,250      87,010      76,788      40,776

Trust administrative
expenses                     658              554         413         412         457         170
                       ---------       ----------  ----------  ----------  ----------  ----------

Cash earnings             31,743           51,173      64,837      86,598      76,331      40,606
                      ==========       ==========  ==========  ==========  ==========  ==========

Cash distributions        31,743           51,173      64,837      86,598      76,331      40,606
                      ==========       ==========  ==========  ==========  ==========  ==========

Cash distributions
per unit             $     1.483            2.391       3.030       4.046       3.567       1.897
                      ==========       ==========  ==========  ==========  ==========  ==========

Units outstanding    $21,400,000       21,400,000  21,400,000  21,400,000  21,400,000  21,400,000
                     ===========       ==========  ==========  ==========  ==========  ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACTUAL RESULTS

     During 1994 the Trust received payments with respect to the Royalty Interest in the aggregate amount of $32,401,000 and made distributions to Unit holders in the aggregate amount of $31,743,000. The payment with respect to the Royalty Interest for the calendar quarter ended December 31, 1994, which was paid to the Trust on January 17, 1995, was $8,478,000. The following table sets forth with respect to each calendar quarter the average WTI price, the per barrel Chargeable Costs, the Cost Adjustment Factor, the per barrel Adjusted Chargeable Costs, the per barrel Production Taxes, and the Per Barrel Royalty.

                       CALENDAR YEARS 1994, 1993, AND 1992


                     1/1-3/31                4/1-6/30              7/1-9/3                  10/1-12/31
                     --------                --------              -------                  ----------
               1994    1993    1992    1994    1993    1992    1994    1993     1992    1994    1993    1992
               ----    ----    ----    ----    ----    ----    ----    ----     ----    ----    ----    ----

Average WTI
Price          $14.80  $19.85  $18.94  $17.79  $19.76  $21.20  $18.49  $17.77   $21.67  $17.67  $16.43  $20.50

Chargeable
Costs           8.00     6.75   6.00     8.00    6.75    6.00    8.00    6.75     6.00    8.00    6.75    6.00

Cost
Adjustment
Factor          1.180   1.171   1.134   1.180   1.180   1.143    1.192   1.180   1.153   1.192    1.180  1.162

Adjusted
Chargeable      9.44    7.90    6.80    9.44    7.96     6.86    9.53    7.96     6.92    9.53    7.96    6.97
Costs

Production
Taxes           1.48    2.24    2.13    1.93    2.22     2.46    2.02    1.92     2.53    1.90    1.72    2.34

Per Barrel
Royalty         3.88    9.71   10.00    6.42    9.57    11.88    6.93    7.88    12.23    6.23    6.74   11.18

                          (All Figures after rounding)

     As discussed above in Part I "Industry Conditions" the production of oil and gas in Alaska is affected by many state and federal regulations. Existing and future legislation and regulations could result in the Company's experiencing delays and uncertainties, although the ultimate impact cannot generally be predicted. Per barrel royalty payments will also remain subject to oil prices, to the WTI Price, to Chargeable Costs, which increase in accordance with the schedule contained above under "Description of the Royalty Interest-Chargeable Costs", to the Cost Adjustment Factor, which is based on CPI, and to Production Taxes, which increased in accordance with the discussion above under "Production Taxes".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                               Page
Independent Auditors' Report .................................  46

Statements of Assets, Liabilities and Trust Corpus
as of December 31, 1994 and 1993..............................  47

Statements of Cash Earnings and Distributions for
the years ended December 31, 1994, 1993 and 1992..............  48

Statements of Changes in Trust Corpus for the years
ended December 31, 1994, 1993 and 1992........................  49

Notes to Financial Statements.................................  50

                          INDEPENDENT AUDITORS' REPORT

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1994 and 1993, and the related statements of cash earnings and distributions and changes in Trust Corpus for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1994 and 1993, and its cash earnings and distributions and its changes in Trust Corpus for each of the years in the three-year period ended December 31, 1994, on the basis of accounting described in note 2.

                                                           KPMG Peat Marwick LLP

New York, New York
March 22, 1995

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                           December 31, 1994 and 1993
                        (In thousands, except unit data)

         ASSETS                                                    1994         1993
                                                                   ----         ----

Royalty Interest (notes 1 and 2)                                $  535,000     535,000
    Less:  accumulated amortization                               (194,689)   (127,859)
                                                                ----------    --------

                           Total assets                         $  340,311     407,141
                                                                ==========    ========


         LIABILITIES AND TRUST CORPUS

Accrued expenses                                                $      118          84
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                               340,193     407,057

Contingencies (note 3)
                                                                ----------    --------

                           Total liabilities and Trust Corpus   $  340,311     407,141
                                                                ==========    ========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

              For the Years Ended December 31, 1994, 1993 and 1992
                        (In thousands, except unit data)

                                             1994          1993          1992
                                             ----          ----          ----
Royalty revenues                         $    32,401        51,727        65,250

Trust administrative expenses                    658           554           413
                                         -----------    ----------    ----------

Cash earnings                            $    31,743        51,173        64,837
                                         ===========    ==========    ==========

Cash distributions                       $    31,743        51,173        64,837
                                         ===========    ==========    ==========

Cash distributions per unit              $     1.483         2.391         3.030
                                         ===========    ==========    ==========

Units outstanding                         21,400,000    21,400,000    21,400,000
                                         ===========    ==========    ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

              For the Years Ended December 31, 1994, 1993 and 1992
                                 (In thousands)

                                           1994        1993         1992
                                           ----        ----         ----
Trust Corpus at beginning of year       $ 407,057     437,666     467,158
Cash earnings                              31,743      51,173      64,837
Decrease (increase) in
     accrued Trust expenses                   (34)          -           1
Cash distributions                        (31,743)    (51,173)    (64,837)
Amortization of Royalty Interest          (66,830)    (30,609)    (29,493)
                                        ---------    --------    --------

Trust Corpus at end of year             $ 340,193     407,057     437,666
                                        =========    ========    ========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                        December 31, 1994, 1993 and 1992

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

           On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") on 16.4246% of the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company's working interest in the Prudhoe Bay Field (the "Field") located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance by the Company of its payment obligations with respect to the Royalty Interest.

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

           The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate upon the first to occur of the following events:

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






                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

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

       (c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 43,193,000, 94,306,000 and 98,141,000 barrels were used to calculate the amortization of the Royalty Interest for the years ended December 31, 1994, 1993 and 1992, respectively), is charged directly to the Trust Corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil was $12.39, $5.67 and $5.45 for the years ended December 31, 1994, 1993 and 1992, respectively. The remaining unamortized balance of the net overriding Royalty Interest at December 31, 1994 is not necessarily indicative of the fair market value of the interest held by the Trust.

           While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts

           The conveyance of the Royalty Interest by Standard Oil to the Trust was accounted for as a purchase transaction. On February 28, 1989, Standard Oil sold 13,360,000 Trust Units to a group of institutional investors for $334 million in a private placement. For financial reporting purposes, the Trust's management valued the remaining Trust Units owned by Standard Oil (8,040,000 units) at a per unit value equivalent to the amount paid by the investors in the private placement.

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






                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

(4)    SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

         A summary of selected quarterly financial information for the years ended December 31, 1994 and 1993 is as follows (in thousands, except unit data):

                                       1ST      2ND      3RD      4TH
                                     QUARTER  QUARTER  QUARTER  QUARTER
                                     -------   ------   ------   ------
1994
  Royalty revenues                   $ 9,172    5,164    8,640    9,425
  Trust administrative expenses          100      284      171      103
                                     -------   ------   ------   ------
  Cash earnings                        9,072    4,880    8,469    9,322
  Cash distributions                   9,072    4,880    8,469    9,322
  Cash distributions per unit          0.424    0.228    0.396    0.436

1993
  Royalty revenues                   $15,209   12,918   12,878   10,722
  Trust administrative expenses           84      286      142       42
                                     -------   ------   ------   ------
  Cash earnings                       15,125   12,632   12,736   10,680
  Cash distributions                  15,125   12,632   12,736   10,680
  Cash distributions per unit          0.707    0.590    0.595    0.499


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

           Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. Information regarding estimates of proved reserves attributable to the combined interests of the Company and the Trust were based on Company-prepared reserve estimates. The Company's reserve estimates are believed to be reasonable and consistent with presently known physical data concerning the size and character of the Field.

           There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 1994 ($17.75 per barrel), December 31, 1993 ($14.15 per barrel) and December 31, 1992 ($19.50 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.






                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

(5), Continued

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

           Net proved reserves of oil and condensate attributable to the Trust as of December 31, 1994, 1993 and 1992 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 1994, 1993 and 1992 and a reduction in Chargeable Costs in years subsequent to 1995, were estimated to be 81, 43 and 94 million barrels, respectively (of which 81, 43 and 79 million barrels, respectively, are proved developed).

           The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 1994, 1993 and 1992 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $17.75, $14.15 and $19.50, respectively, were as follows (in thousands):

                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           1994             1993           1992
                                         ---------        -------        --------
               Future net cash flows     $ 257,080         83,735         498,966
               10% annual discount for
                 estimated timing of
                 cash flows                (93,935)       (18,563)       (214,670)
                                         ---------        -------        --------

               Standardized measure of
                 discounted future net
                 cash flow relating to
                 proved reserves (a)     $ 163,145         65,172         284,296
                                         =========        =======        ========

       (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1995, would be $154,200, $65,174 and $228,566 at December 31, 1994, 1993 and 1992,
               respectively.



                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

(5), Continued

         The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                                1994              1993            1992
                                                                ----              ----            ----
              Revisions of prior estimates:
                 Reserve volumes                             $  28,853          16,747            1,272
                 WTI price                                     115,530        (245,140)          26,168
                 Chargeable costs - inflation                   (3,300)         (8,537)         (20,433)
                 Production taxes                              (17,093)         37,347           (2,760)
                 Other                                            (827)         (2,280)          (2,564)
                                                             ---------        --------          -------
                                                               123,163        (201,863)           1,683
              Royalty income received (b)                      (31,707)        (45,691)         (61,273)
              Accretion of discount                              6,517          28,430           31,262
                                                             ---------        --------          -------

              Net increase (decrease) during the year        $  97,973        (219,124)         (28,328)
                                                             =========        ========          =======


       (b) Royalty income received for 1994, 1993 and 1992 includes the royalty applicable to the period October 1, 1994 through December 31, 1994 ($8,478), October 1, 1993 through December 31, 1993
              ($9,172) and October 1, 1992 through December 31, 1992 ($15,209), which was received by the Trust in January 1995, 1994 and 1993, respectively.

       The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

                Estimated net proved reserves of oil
                  and condensate at December 31, 1992                    94,306
                Production                                               (5,395)
                Change in timing of estimated production                (45,718)
                                                                        -------

                Estimated net proved reserves of oil
                  and condensate at December 31, 1993                    43,193
                Production                                               (5,395)
                Change in timing of estimated production                 43,193
                                                                         ------

                Estimated net proved reserves of oil
                  and condensate at December 31, 1994                    80,991
                                                                         ======
                Proved developed reserves:
                    December 31, 1992                                    79,424
                                                                         ======

                    December 31, 1993                                    43,193
                                                                         ======

                    December 31, 1994                                    80,991
                                                                         ======

ITEM 9. CHANGES IN ACCOUNTANTS

     The Trust dismissed Ernst & Whinney as its independent accountants on June 15, 1989 and, as of the same date, engaged KPMG Peat Marwick (now KPMG Peat Marwick LLP) as independent accountants.

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

ITEM 12. UNIT OWNERSHIP

     (a)  Unit Ownership of Certain Beneficial Owners.

     As of March 21, 1995 the Trustee does not know of any person beneficially owning 5% or more of the Trust Units except based on filings with the Securities and Exchange Commission dated as of December 31, 1994, which filings set forth the following:


Name                                 No. of Units       Percentage
J.P. Morgan & Co., Inc.              2,065,100(1)           9.6
23 Wall Street
New York, N.Y. 10007

Prudential Insurance Company
 of America                          3,001,600(1)           14
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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

     The following financial statements of the Trust are included in Part II,
Item 8:

                                                                   Page
Statements of Assets, Liabilities and Trust Corpus
as of December 31, 1994 and 1993  ...............................   47

Statements of Cash Earnings and Distributions for the years
ended December 31, 1994, 1993, and 1992  ........................   48

Statements of Changes in Trust Corpus for the years
ended December 31, 1994, 1993, and 1992  ........................   49

Notes to Financial Statements  ..................................   50

Independent Auditors' Report  ...................................   46

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

                                       57


     27.  Financial Data Schedule - (See Exhibit 27.1 attached hereto).


ALL OTHER EXHIBITS HAVE BEEN OMITTED BECAUSE THEY ARE EITHER NOT APPLICABLE OR NOT REQUIRED.

     (d) REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ending in December 31, 1994.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BP PRUDHOE BAY ROYALTY TRUST

                                     THE BANK OF NEW YORK, as Trustee


                                     By: /s/ Walter Gitlin
                                         ---------------------------------------
                                         Walter Gitlin
                                         Vice President

March 29, 1995

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
