Form 10-Q
period 1995-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1995-05-10
CIK 850033

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        March 31, 1995


Commission File Number        1-10243


                             BP PRUDHOE BAY ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


         Delaware                         13-6943724
(State or other jurisdiction         (I.R.S. Employer
 of incorporation or                  Identification No.)
 organization)



                              THE BANK OF NEW YORK
                              101 Barclay Street
                              New York, New York
                              Attention:  Walter N. Gitlin       10286
                   (Address of principal executive offices)    (Zip Code)


                                 (212) 815-5084
              (Registrants telephone number, including area code)


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

As of May 8, 1995 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (See pages 3-8  below)

                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                                 March 31, 1995

                                   (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus

                                 March 31, 1995

                        (In thousands, except unit data)

                                   (Unaudited)

                                                        March 31,    December 31,
                   Assets                                 1995          1994
                   ------                               ---------    ------------
Royalty Interest (notes 1 and 2)                        $ 535,000       535,000
        Less: accumulated amortization                   (203,477)     (194,689)
                                                        ---------      --------

                          Total assets                  $ 331,523       340,311
                                                        ---------      --------

        Liabilities and Trust Corpus

Accrued expenses                                              223           118

Trust corpus (40,000,000 units of beneficial
        interest authorized, 21,400,000 units
        issued and outstanding)                           331,300       340,193

Contingencies (note 3)
                                                        ---------      --------
                         Total liabilities and
                            Trust corpus                $ 331,523       340,311
                                                        =========      ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                   -----------------------------
                                                      1995               1994
                                                   -----------        ----------
Royalty revenues                                   $     8,478             9,172
Trust administrative expenses                              141               100
                                                   -----------        ----------

Cash earnings                                      $     8,337             9,072
                                                   ===========        ==========


Cash distributions                                 $     8,337             9,072
                                                   ===========        ==========

Cash distributions per unit                        $     0.390             0.424
                                                   ===========        ==========

Units outstanding                                   21,400,000        21,400,000
                                                   ===========        ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                                        Three months ended
                                                              March 31,
                                                     --------------------------
                                                      1995                1994
                                                     ---------          --------
Trust corpus at beginning of period                  $ 340,193          407,057
Cash Earnings                                            8,337            9,072
Increase in accrued Trust expenses                        (105)            (152)
Cash distributions                                      (8,337)          (9,072)
Amortization of Royalty Interest                        (8,788)         (16,478)
                                                     ---------          -------

Trust corpus at end of period                        $ 331,300          390,427
                                                     =========          =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                 March 31, 1995

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





                                                                    (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                   (Unaudited)

(2)      Continued

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 81,000,000 barrels at December 31, 1994), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $6.61 for the three months ended March 31, 1995 and $12.39 for the three months ended March 31, 1994. The remaining unamortized balance of the net overriding Royalty Interest at March 31, 1995 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 1995 and December 31, 1994 and the modified cash earnings and distributions and changes in Trust corpus for the three months ended March 31, 1995 and 1994.

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

                    On January 17, 1995 the Trust received its payment with respect to the Royalty Interest for the period October 1, 1994 through December 31, 1994 (the "Fourth Quarter"). Such payment was in the amount, after rounding, of $6.23 per barrel. During the Fourth Quarter the average WTI Price was $17.67. The Adjusted Chargeable Costs per barrel were $9.53, based on Chargeable Costs of $8.00 and a Cost Adjustment Factor of 1.192, and per barrel Production Taxes were $1.90. After payment of Trust administrative expenses, the Trust distributed $.390 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period October 1, 1993 through December 31, 1993 was in the amount, after rounding, of $6.74 per barrel. During such period the average WTI price was $16.43, the Adjusted Chargeable Costs per barrel were $7.96 and per barrel Production Taxes were $1.72. After payment of Trust administrative expenses, the Trust distributed $.424 per Unit for such period.

                    The per barrel royalty payable to the Trust for the period January 1, 1995 through March 31, 1995 (the "First Quarter") is, after rounding, $6.45. During the First Quarter the average WTI price was $18.35. The Adjusted Chargeable Costs per barrel were $9.90, based on Chargeable Costs of $8.25 and a Cost Adjustment Factor of 1.1996, and per barrel Production Taxes were $2.00. The payment received by the Trust with respect to the Royalty Interest for the period January 1, 1994 through March 31, 1994 was in the amount, after rounding, of $3.88 per barrel. During such period the average WTI price was $14.80, the Adjusted Chargeable Costs per barrel were $9.44 and per barrel Production Taxes were $1.48.

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


                                        BP PRUDHOE BAY ROYALTY TRUST

                                             THE BANK OF NEW YORK,
                                              as Trustee



                                        By: /s/ Walter N. Gitlin
                                            ------------------------
                                        Name:  Walter N. Gitlin
                                        Title: Vice President


Date:  May 8, 1995


         The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                EXHIBIT INDEX


                    Exhibit 27.1 - Financial Data Schedule