Form 10-Q
period 1995-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1995-08-14
CIK 850033

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended         June 30, 1995


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

As of August 7, 1995 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        (See pages 3 - 8  below)

                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                                 June 30, 1995


                                  (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

               Statement of Assets, Liabilities and Trust Corpus

                                 June 30, 1995

                        (In thousands, except unit data)

                                  (Unaudited)


                                                    June 30,     December 31,
                  Assets                              1995           1994
                  ------                            --------       --------

Royalty Interest (notes 1 and 2)                   $ 535,000        535,000
       Less: accumulated amortization               (212,363)      (194,689)
                                                    --------       --------

                        Total assets               $ 322,637        340,311
                                                    ========       ========


       Liabilities and Trust Corpus
       ----------------------------

Accrued expenses                                         155            118

Trust corpus (40,000,000 units of beneficial
       interest authorized, 21,400,000 units
       issued and outstanding)                       322,482        340,193

Contingencies (note 3)
                                                    --------       --------
                        Total liabilities and
                           Trust corpus            $ 322,637        340,311
                                                    ========       ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                  (Unaudited)





                                                Three months ended                   Six months ended
                                                     June 30,                            June 30,
                                             -------------------------           -------------------------
                                             1995              1994              1995               1994
                                             ----              ----              ----               ----
Royalty revenues                          $     8,584            5,164            17,062            14,336
Trust administrative expenses                     267              284               408               384
                                             --------         --------            ------            ------

Cash earnings                             $     8,317            4,880            16,654            13,952
                                             ========         ========            ======            ======


Cash distributions                        $     8,317            4,880            16,654           13,952
                                             ========         ========            ======           ======

Cash distributions per unit               $      .389             .228              .778              .652
                                             ========         ========            ======            ======

Units outstanding                          21,400,000       21,400,000        21,400,000        21,400,000
                                           ==========       ==========        ==========        ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                  (Unaudited)





                                                    Three months ended                  Six months ended
                                                         June 30,                           June 30,
                                                -------------------------          ------------------------
                                                 1995               1994             1995            1994
                                                 ----               ----             ----            ----
Trust corpus at beginning of period          $  331,300           390,427          340,193          407,057
Cash Earnings                                     8,317             4,880           16,654           13,952
Decrease (increase) in
       accrued Trust expenses                        68                93              (37)             (59)
Cash distributions                               (8,317)           (4,880)         (16,654)         (13,952)
Amortization of Royalty Interest                 (8,886)          (16,662)         (17,674)         (33,140)
                                                --------          --------         --------         --------

Trust corpus at end of period                $  322,482           373,858          322,482          373,858
                                                =======           =======          =======          =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                 June 30, 1995

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

         (b) Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees and out-of- pocket expenses) are recorded when incurred.


                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                  (Unaudited)


(2), Continued

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 81,000,000 barrels at December 31, 1994), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $6.61 for the three and six months ended June 30, 1995 and $12.39 for the three and six months ended June 30, 1994. The remaining unamortized balance of the net overriding Royalty Interest at June 30, 1995 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1995 and December 31, 1994 and the modified cash earnings and distributions and changes in Trust corpus for the three and six months ended June 30, 1995 and 1994.

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

                     On April 17, 1995 the Trust received its payment with respect to the Royalty Interest for the period January 1, 1995 through March 31, 1995 (the "First Quarter"). Such payment was in the amount, after rounding, of $6.45 per barrel. During the First Quarter the average WTI Price was $18.35. The Adjusted Chargeable Costs per barrel were $9.90, based on Chargeable Costs of $8.25 and a Cost Adjustment Factor of 1.1996, and per barrel Production Taxes were $2.00. After payment of Trust administrative expenses, the Trust distributed $.389 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period January 1, 1994 through March 31, 1994 was in the amount, after rounding, of $3.88 per barrel. During such period the average WTI price was $14.80, the Adjusted Chargeable Costs per barrel were $9.44 and per barrel Production Taxes were $1.48. After payment of Trust administrative expenses, the Trust distributed $.228 per Unit for such period.

                     The per barrel royalty payable to the Trust for the period April 1, 1995 through June 30, 1995 (the "Second Quarter") is, after rounding, $7.21. During the Second Quarter the average WTI price was $19.32. The Adjusted Chargeable Costs per barrel were $10.00, based on Chargeable Costs of $8.25 and a Cost Adjustment Factor of 1.2116, and per barrel Production Taxes were $2.11. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1994 through June 30, 1994 was in the amount, after rounding, of $6.42 per barrel. During such period the average WTI price was $17.79, the Adjusted Chargeable Costs per barrel were $9.44 and per barrel Production Taxes were $1.93.

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


                                              BP PRUDHOE BAY ROYALTY TRUST

                                                   THE BANK OF NEW YORK,
                                                    as Trustee


                                              By:    Walter N. Gitlin
                                                 -----------------------------
                                              Name: Walter N. Gitlin
                                              Title: Vice President


Date:  August 11, 1995


         The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                EXHIBIT INDEX

Exhibit No.                     Description                      Page No.
----------                      -----------                      -------
EX-27                           Financial Data Schedule