Form 10-Q
period 1995-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1995-11-14
CIK 850033

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995

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

As of November 10, 1995 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         (See pages 3 - 8  below)

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus

                               September 30, 1995

                        (In thousands, except unit data)

                                   (Unaudited)

                                                     September 30,    December 31,
                  Assets                                 1995           1994
                  ------                             -------------    ------------
Royalty Interest (notes 1 and 2)                       $ 535,000        535,000
       Less: accumulated amortization                   (221,346)      (194,689)
                                                       ---------        -------

                        Total assets                   $ 313,654        340,311
                                                       =========        =======


       Liabilities and Trust Corpus
       ----------------------------
Accrued expenses                                              80            118

Trust corpus (40,000,000 units of beneficial
       interest authorized, 21,400,000 units
       issued and outstanding)                           313,574        340,193

Contingencies (note 3)
                                                       ---------        -------

                        Total liabilities and
                           Trust corpus                $ 313,654        340,311
                                                       =========        =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)



                                    Three months ended          Nine months ended
                                       September 30,               September 30,
                                -------------------------    ------------------------
                                    1995          1994          1995          1994
                                    ----          ----          ----          ----
Royalty revenues                $     9,698         8,640        26,760        22,976
Trust administrative expenses           185           171           593           555
                                -----------    ----------    ----------    ----------
Cash earnings                   $     9,513         8,469        26,167        22,421
                                ===========    ==========    ==========    ==========


Cash distributions              $     9,513         8,469        26,167        22,421
                                ===========    ==========    ==========    ==========

Cash distributions per unit     $      .445          .396         1.223         1.048
                                ===========    ==========    ==========    ==========

Units outstanding                21,400,000    21,400,000    21,400,000    21,400,000
                                ===========    ==========    ==========    ==========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                               Three months ended       Nine months ended
                                                  September 30,           September 30,
                                             ---------------------     -------------------
                                                1995        1994        1995        1994
                                                ----        ----        ----        ----
Trust corpus at beginning of period          $ 322,482     373,858     340,193     407,057
Cash Earnings                                    9,513       8,469      26,167      22,421
Decrease (increase) in
       accrued Trust expenses                       75          57          38          (2)
Cash distributions                              (9,513)     (8,469)    (26,167)    (22,421)
Amortization of Royalty Interest                (8,983)    (16,845)    (26,657)    (49,985)
                                             ---------     -------     -------     -------

Trust corpus at end of period                $ 313,574     357,070     313,574     357,070
                                             =========     =======     =======     =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                               September 30, 1995

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

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                   (Unaudited)

(2), CONTINUED

       (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 81,000,000 barrels at December 31, 1994), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $6.61 for the three and nine months ended September 30, 1995 and $12.39 for the three and nine months ended September 30, 1994. The remaining unamortized balance of the net overriding Royalty Interest at September 30, 1995 is not necessarily indicative of the fair market value of the interest held by the Trust.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1995 and December 31, 1994 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine months ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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

                 On July 17, 1995 the Trust received its payment with respect to the Royalty Interest for the period April 1, 1995 through June 30, 1995 (the "Second Quarter"). Such payment was in the amount, after rounding, of $7.21 per barrel. During the Second Quarter the average WTI Price was $19.32. The Adjusted Chargeable Costs per barrel were $10.00, based on Chargeable Costs of $8.25 and a Cost Adjustment Factor of 1.2116, and per barrel Production Taxes were $2.11. After payment of Trust administrative expenses, the Trust distributed $.445 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1994 through June 30, 1994 was in the amount, after rounding, of $6.42 per barrel. During such period the average WTI price was $17.79, the Adjusted Chargeable Costs per barrel were $9.44 and per barrel Production Taxes were $1.93. After payment of Trust administrative expenses, the Trust distributed $.396 per Unit for such period.

                 The per barrel royalty payable to the Trust for the period July 1, 1995 through September 30, 1995 (the "Third Quarter") is, after rounding, $5.96. During the Third Quarter the average WTI price was $17.87. The Adjusted Chargeable Costs per barrel were $10.00, based on Chargeable Costs of $8.25 and a Cost Adjustment Factor of 1.2116, and per barrel Production Taxes were $1.90. The payment received by the Trust with respect to the Royalty Interest for the period July 1, 1994 through September 30, 1994 was in the amount, after rounding, of $6.93 per barrel. During such period the average WTI price was $18.49, the Adjusted Chargeable Costs per barrel were $9.53 and per barrel Production Taxes were $2.02.

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

                                              BP PRUDHOE BAY ROYALTY TRUST

                                                   THE BANK OF NEW YORK,
                                                    as Trustee



                                              By: /s/ Robert F. McIntyre
                                                  ------------------------
                                              Name:  Robert F. McIntyre
                                              Title: Assistant Vice President

Date:  November 13, 1995

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