Form 10-K405
period 1995-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1996-04-01
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


       Registrant's telephone number, including area code: (212) 815-5092

          Securities registered pursuant to Section 12(b) of the Act:

                                      Name of Each Exchange On Which
   Title of Each Class                           Registered
- -------------------------          ------------------------------------
UNITS OF BENEFICIAL INTEREST             NEW YORK STOCK EXCHANGE


        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -    -
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 19, 1996, 21,400,000 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $337,050,000.

                   Documents Incorporated by Reference: None

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       -----
PART I
ITEM  1-Business.....................................................................     1
     Description of the Trust........................................................     1
     Description of the Trust Units and the Trust Agreement..........................     2
          Creation and Organization of the Trust.....................................     2
          Assets of the Trust........................................................     2
          Liability of the Trust.....................................................     2
          Duties and Limited Powers of Trustee.......................................     2
          Liabilities of Trustee.....................................................     3
          Resignation or Removal of Trustee..........................................     4
          Duration of Trust..........................................................     4
          Voting Rights of Holders of Trust Units....................................     5
          Trust Units................................................................     6
          Distributions of Income....................................................     6
          Transfers..................................................................     6
          Mutilated, Destroyed, Lost or Stolen Certificates..........................     7
          Reports to Holders of Trust Units..........................................     7
          Liability of Holders of Trust Units........................................     8
          Possible Divestiture of Trust Units........................................     8
          Additional Conveyances.....................................................     8
     Description of the Royalty Interest.............................................     9
          Per Barrel Royalty.........................................................     9
          WTI Price..................................................................     9
          Chargeable Costs...........................................................    10
          Cost Adjustment Factor.....................................................    12
          Production Taxes...........................................................    12
          Royalty Production.........................................................    12
          Calculation of Royalty Amount..............................................    13
          Minimum Royalty............................................................    13
          Potential Conflicts of Interest between the Company and Trust..............    13
     Description of the BP Support Agreement.........................................    13
     Description of the Property.....................................................    14
          Background.................................................................    14
          Geology....................................................................    14
          Oil Characteristics........................................................    15
          Prudhoe Bay Unit Operation and Ownership...................................    15
          Oil Rim Redetermination....................................................    15
          Production and Reserves....................................................    16
          Report of Miller and Lents, Ltd., Independent Petroleum Consultants........    18
          Reservoir Management.......................................................    23
          Transportation of Prudhoe Bay Oil..........................................    23
          Historical Production of Oil and Condensate................................    23
     Industry Conditions.............................................................    24
     Certain Tax Considerations......................................................    24
          Employees..................................................................    24
          Federal Income Tax.........................................................    24
               Classification of the Trust...........................................    24
               Taxation of the Trust.................................................    24
               Taxation of Trust Unit Holders........................................    25
               Taxation of Nonresident Alien Individuals, Partnerships and Foreign
              Corporations...........................................................    25
     Sale of Trust Units.............................................................    26
               Backup Withholding....................................................    26
               Reports...............................................................    26
     State Income Taxes..............................................................    26

                                                                                       PAGE
                                                                                       -----
ITEM  2-Properties...................................................................    26
ITEM  3-Legal Proceedings............................................................    26
ITEM  4-Submission of Matters to a Vote of Unit Holders..............................    26
PART II
ITEM  5-Market for Trust Units.......................................................    27
ITEM  6-Selected Financial Data......................................................    27
ITEM  7- Management's Discussion and Analysis of Financial Condition and Results of
        Operations...................................................................    28
ITEM  8-Financial Statements and Supplementary Data..................................    30
ITEM  9-Changes In Accountants.......................................................    40
PART III
ITEM  10-Directors and Executive Officers............................................    40
ITEM  11-Executive Compensation......................................................    40
ITEM  12-Unit Ownership..............................................................    40
ITEM  13-Certain Relationships and Related Transactions..............................    41
PART IV
ITEM  14-Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    41
SIGNATURE............................................................................    43

                                     PART I

ITEM 1. BUSINESS

                            DESCRIPTION OF THE TRUST

     BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust. The Trust has been established by The Standard Oil Company ("Standard Oil") and is administered by The Bank of New York, as trustee (collectively with the co-trustee located in Delaware, the "Trustee"), pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 by and among Standard Oil, BP Exploration (Alaska) Inc. (the "Company") and the Trustee (the "Trust Agreement"). The Company and Standard Oil are indirect, wholly owned subsidiaries of The British Petroleum Company p.1.c. ("BP"). The Trustee's offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-5092.

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

     The only assets of the Trust are (i) the Royalty Interest assigned to the Trust and, (ii) from time to time, cash reserves and cash equivalents being held by the Trustee for distribution. Subject to compliance with certain conditions, additional royalty interests may be assigned to the Trust. See "Description of the Trust Units and the Trust Agreement -- Additional Conveyances."

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

     The financial statements of the Trust contained in this Annual Report on Form 10-K include information regarding amounts distributed to Trust Unit holders with respect to 1995, 1994, and 1993. This Annual Report also includes information with respect to 1995 production and production in past periods. Amounts distributed with respect to 1995, 1994, and 1993, production in 1995 and in the past, and the most recent estimates of proved reserves attributable to the Trust are not indicative of amounts to be distributed in the future.

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

LIABILITY OF THE TRUST

     Because of the passive nature of the Trust's assets and the restrictions on the power of the Trustee to incur obligations, it is anticipated that the only liabilities the Trust will incur will be those for routine administrative expenses, such as Trustee's fees, and accounting, legal and other professional fees. However, if a court were to hold that the Trust is an association taxable as a corporation, as more fully discussed in "Certain Tax
Considerations -- Federal Income Tax -- Classification of the Trust", the Trust would incur substantial income tax liabilities in addition to its other expenses. In addition, if the Trust were required to make allocations of income and deductions other than on a quarterly basis, the administrative expenses of the Trust might increase. See "Certain Tax Considerations -- Federal Income
Tax -- Taxation of Trust Unit Holders". The administrative fees and expenses of the Trust for the years ended December 31, 1995, 1994, 1993, 1992, 1991, 1990 and 1989 were approximately $690,000, $660,000, $555,000, $415,000, $415,000,
$460,000 and $170,000, respectively, including fees paid by the Trust to accountants, petroleum consultants and counsel. Future administrative fees and expenses will depend, among other things, on the number of Trust Unit holders and the fees of accountants, petroleum consultants, counsel and other experts, if any, engaged by the Trust.

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

                      DESCRIPTION OF THE ROYALTY INTEREST

     The Trust property consists of a Royalty Interest entitling the Trust to a Per Barrel Royalty on 16.4246% of the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter (the "Royalty Production") from the Company's working interest in the PBU. There are 21,400,000 Trust Units outstanding. If additional Trust Units are issued, the Royalty Interest percentage will be increased proportionately. The net production referred to herein pertains only to the Ivishak and PESS formations collectively known as the Prudhoe Bay (Permo-Triassic) Reservoir, and does not pertain to the Lisburne and Endicott formations. The Company's average daily net production from its working interest in the PBU during 1995 was approximately 316,000 barrels of oil and condensate.

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

CHARGEABLE COSTS

     The "Chargeable Costs" per barrel of Royalty Production were $4.50 per barrel through December 31, 1991, $6.00 per barrel from January 1, 1992 through December 31, 1992, $6.75 per barrel from January 1, 1993 through December 31, 1993, $8.00 per barrel from January 1, 1994 through December 31, 1994, $8.25 per barrel from January 1, 1995 through December 31, 1995 and will be the amount set forth in the following table opposite the calendar year stated:

  For the        Chargeable       For the                   Chargeable
Year Ending      Costs Per      Year Ending                 Costs Per
December 31,       Barrel       December 31,                  Barrel
    1996           $ 8.50           2008                      $13.00
    1997             8.85           2009                       13.25
    1998             9.30           2010                       14.50
    1999             9.80           2011                       16.60
    2000            10.00           2012                       16.70
    2001            10.75           2013                       16.80
    2002            11.25           2014                       16.90
    2003            11.75           2015                       17.00
    2004            12.00           2016                       17.10
    2005            12.25           2017                       17.20
    2006            12.50           2018                       20.00
    2007            12.75           2019                       23.75
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

     Chargeable Costs will be reduced up to a maximum of $1.20 per barrel in any given year subsequent to 2000 based on the following tests of the Company's additions of Proved Reserves to Current Reserves. Current Reserves are defined as the Company's Proved Reserves of crude oil and condensate as of December 31, 1987 (2035.6 million stock tank barrels ("STB")) and before taking into account any production therefrom and before any reduction that may result from the creation of the Trust.

     (a) As of December 31, 1995 approximately 773,500,000 STB of Proved Reserves have been added to Current Reserves. If, by December 31, 1995, 100,000,000 or more STB of Proved Reserves had not been added to Current Reserves, then for each year 1996 through 2000, inclusive, Chargeable Costs as set forth in the table above would have been reduced, as of January 1 in each such year, by an amount equal to the lesser of (A) $1.20 or (B) the product of $1.20 and a fraction, the numerator of which would have been the difference between 100,000,000 STB of Proved Reserves and the actual number of STB of Proved Reserves so added to Current Reserves from January 1, 1988 through December 31, 1995 and the denominator of which would have been 100,000,000 STB of Proved Reserves. The Company added approximately 42,000,000 STB to Proved Reserves during 1988, approximately 45,500,000 STB during 1989, approximately 24,000,000 STB during 1990, approximately 116,000,000 STB during 1991, approximately 144,000,000 STB during 1992, approximately 206,000,000 STB during 1993, approximately 90,000,000 STB during 1994 and approximately 106,000,000 STB during 1995.

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

PRODUCTION TAXES

     "Production Taxes" are the sum of any severance taxes, excise taxes (including windfall profit tax, if any), sales taxes, value added taxes or other similar or direct taxes imposed upon the reserves or production, delivery or sale of Royalty Production. For this purpose, such taxes will be computed at defined statutory rates. In the case of taxes based upon wellhead or field value, the Overriding Conveyance provides that the WTI Price less the product of $4.50 and the Cost Adjustment factor will be deemed to be the wellhead or field value. At the present time, the Production Taxes payable with respect to the Royalty Production are the Alaska Oil and Gas Properties Production Tax ("Alaska Production Tax") and the Alaska Oil and Gas Conservation Tax ("Alaska Conservation Tax"). For the purposes of the Royalty Interest, the Alaska Production Tax will be computed without regard to the "economic limit factor", if any, as the greater of the "percentage of value amount" (based on the statutory rate and the wellhead value as defined above) and the "cents per barrel amount" as such terms are used with respect to such tax. As of the date of this report, the statutory rate for the purpose of calculating the "percentage of value amount" is 15%, and the Alaska Conservation Tax is a tax of $0.004 per barrel of net production. A surcharge to the Alaska Production Tax increased Production Taxes by $0.05 per barrel of net production effective July 1, 1989. Due to the spill response fund reaching $50 million in 1995, $0.02 per barrel of the surcharge has been indefinitely suspended. In the event the balance of that fund falls below $50 million, the $0.02 per barrel will be reinstated until the fund balance again reaches $50 million. The remaining $0.03 per barrel is not effected by the fund's balance and will continue to be imposed at all times.

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

                          DESCRIPTION OF THE PROPERTY

BACKGROUND

     The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977 and during 1989, 1990, 1991, 1992, 1993, 1994 and 1995 produced on average 1.4 million, 1.3 million, 1.3 million, 1.2 million, 1.1 million, 1 million, and 900 thousand barrels of oil and condensate per day, respectively. The Field is the largest producing field in North America. As of January 1, 1996, approximately 8.96 billion STB of oil and condensate had been produced from the Field. The Company estimates that production will decline at an average rate of approximately 10% per year. Field development is well advanced with approximately $16.7 billion gross capital spent and a total of about 1,259 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

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

GEOLOGY

     The principal hydrocarbon accumulations at Prudhoe Bay are in the Ivishak sandstone of the Sadlerochit Group at a depth of approximately 8,700 feet below sea level. The Ivishak is overlain by four minor reservoirs of varying extent which are designated the Put River, Eileen, Sag River and Shublik (collectively, "PESS") formations. Underlying the Sadlerochit Group are the oil-bearing Lisburne and Endicott formations. The net production referred to herein pertains only to the Ivishak and PESS formations, collectively known as the Prudhoe Bay (Permo-Triassic) Reservoir, and does not pertain to the Lisburne and Endicott formations.

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

OIL CHARACTERISTICS

     The produced oil from the reservoir is a medium grade, low sulfur crude with an average specific gravity of 27 degrees API.

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

     The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to the working interest owners. The Prudhoe Bay Unit Operating Agreement also defines operator responsibilities and voting requirements and is unusual in its establishment of separate participating areas for the gas cap and oil rim. Effective December 31, 1995, the Company acquired the interest of Amerada Hess Corporation of 0.537991% on the oil rim participating area.

     The Prudhoe Bay Unit ownership by participating area is summarized in the following table:

                                PRUDHOE BAY UNIT
                        OWNERSHIP BY PARTICIPATING AREA
                            (AS OF JANUARY 1, 1996)

                                                                         OIL RIM     GAS CAP
                                                                         -------     -------
BP.....................................................................   51.22 %     13.84 %
Arco...................................................................   21.78       42.56
Exxon..................................................................   21.78       42.56
Mobil/Philips/Chevron ("MPC")..........................................    4.44        1.04
Others.................................................................    0.78        0.00
                                                                         -------     -------
Total                                                                    100.00 %    100.00 %
                                                                         =======     ========

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

     In October 1982, Exxon initiated arbitration proceedings regarding final redetermination of participating interests in the oil rim. As a result of the arbitration proceedings, which were concluded in 1985, the Company's participating interest in the oil reservoir was 50.68%. At the then current maximum allowable production rate, this resulted in the Company's interest becoming 655,200 net barrels of oil per day ("BOPD"). Also to adjust its share of cumulative total production since the inception of commercial production, the Company overlifted about 13,500 net BOPD for a two-year period ending in August, 1987. After the arbitration award, MPC challenged the award through litigation. Mobil, Phillips and Chevron agreed in principle in October 1990 to end their challenge to the 1985 arbitration on their participating area interest in exchange for a cash settlement from BP, ARCO and Exxon. This settlement became effective on completion of a definitive binding agreement between all PBU owners, known as the Issues Resolution Agreement ("IRA").

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

     The Company has further advised that the OCR was finally determined to be 1,175 million stock tank barrels ("STB") for the Prudhoe Bay Unit, and that this OCR determination resulted in a reallocation of approximately 500 million STB of crude oil reserves to condensate reserves, for the Prudhoe Bay Unit. The Company has also advised that because BP owns 51.22% of the crude oil and 13.84% of the condensate, this OCR settlement alone results in a BP net reserve reduction. The Company has advised the Trustee, however, that the establishment of the OCR at this level when combined with the other elements of the agreement described above should result in no significant change to BP's net reserves, and that the changes agreed to by the Prudhoe Bay Unit owners, including the attendant increased production, are expected to have limited impact on the point at which the company's net production of oil and condensate would fall below 90,000 barrels per day.

PRODUCTION AND RESERVES

     Production began on June 19, 1977, with the completion of the Trans Alaska Pipeline System ("TAPS"). Initially 750,000 BOPD was the TAPS limit, but after start-up, pipeline capacity was increased and in November 1979 a production rate of 1.5 million BOPD was achieved.

     As of January 1, 1996, there were about 1,019 producing oil wells, 36 gas reinjection wells, 51 water injection wells and 128 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 6,500 BOPD. Currently, the average well production rate is about 843 BOPD.

     The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the Company's 1995 share of oil and condensate (net of State of Alaska royalty) was as follows:

                                PRUDHOE BAY UNIT
                                1995 PRODUCTION
                               (BARRELS PER DAY)

                                                                                 Company Net
                                                                        Field       Share
                                                                       --------  -----------
Oil..................................................................   659,305    292,398
Condensate...........................................................   199,952     24,214
Total................................................................   859,257    316,612

     The Company's net proved remaining reserves of oil and condensate in the PBU as of December 31, 1995 were 1,385,000,000 STB. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. The Company anticipates that its net production from its current proved reserves will exceed 90,000 barrels per day until the year 2012. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030; however, for the economic conditions and reserve estimates as of December 31, 1995 the Per Barrel Royalty will be zero following the year 2010. For years subsequent to 2000, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions of Proved Reserves to Current Reserves (as defined in CHARGEABLE COSTS) do not meet certain specific levels (see CHARGEABLE COSTS). The Company has added and anticipates adding to its proved reserves. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance. See Report of Miller and Lents, Ltd., Independent Petroleum Consultants, below.

                 MILLER AND LENTS, LTD.             MARTIN G. MILLER (1948-1980)
                                                    MAX R. LENTS
                 MILLER AND LENTS, LTD.             KENNETH B. FORD
                OIL AND GAS CONSULTANTS             WALTER CROW
                  TWENTY-SEVENTH FLOOR              P. G. VON TUNGELN
                     1100 LOUISIANA                 JAMES C. PEARSON
               HOUSTON, TEXAS 77002-5216            S. J. STIEBER
                 Telephone 713 651-9455             T. LESLIE REEVES
                  Telefax 713 654-9914              LARRY M. GRING
                                                    K. R. CHEATHAM
                                                    J. L. POWELL
                                                    WILLIAM P. KOZA
                                                    ROBERT W. RASOR
                                                    CHARLES G. GUFFEY
                                                    JAMES A. COLE
                                                    WILLIAM K. KIBLER
                                                    KELLY V. SIMMONS
                                                    KAREN F. LOVING
                                                    CHRISTOPHER A. BUTTA
                                                    GREGORY W. ARMES
                                                    GARY B. KNAPP


                              February 12, 1996

The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York 10286

                                            Re:  Estimates of Proved Reserves,
                                            Future Production Rates, and Future
                                            Net Revenues for the BP Prudhoe Bay
                                            Royalty Trust As of December 31,
                                            1995

     Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1995. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 5, 1996, addressed to Ms. Marie Trimboli of The Bank of New York and signed by Mr. David K. Woodward. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

     Proved Reserves were estimated by BP Exploration (Alaska) Inc. in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues are not intended and should not be interpreted to represent fair market values for the estimated reserves.

                             MILLER AND LENTS, LTD.
                             ----------------------

     The Prudhoe Bay (Permo-Triassic) Reservoir is defined in the Prudhoe Bay Unit Operating Agreement. The Prudhoe Bay Unit is an oil and gas unit situated on the North Slope of Alaska. The BP Prudhoe Bay Royalty Trust is entitled to a royalty payment on 16.4246 percent of the first 90,000 barrels of the actual average daily net production of oil and condensate for each calendar quarter from the BP Exploration (Alaska) Inc. working interest in the Prudhoe Bay Unit. The payment amount depends upon the Per Barrel Royalty which in turn depends upon the West Texas Intermediate Price, the Chargeable Costs, the Cost Adjustment Factor, and Production Taxes, all of which are defined in the Overriding Royalty Conveyance. "Barrel" as used herein means Stock Tank Barrel as defined in the Overriding Royalty Conveyance.

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

     4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1995, of 81.0 million barrels of oil and condensate are, in the aggregate, reasonable. Of the
        81.0 million barrels of total Proved Reserves, 80.2 million barrels are Proved Developed Reserves, and 0. 8 million barrels are Proved Undeveloped Reserves.

     5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 1995, production of the Proved Reserves will result in Estimated Future Net Revenues of $331 million and Present Value of Estimated Future Net Revenues of $203 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

     6. BP Exploration (Alaska) Inc. estimated that, as of December 31, 1995,
        773.8 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

     7. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2012 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will

                             MILLER AND LENTS, LTD.
                             ----------------------

        not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.'s net production level.

     8. Based on the West Texas Intermediate Price of $19.58 per barrel on December 31, 1995, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2010 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 1995, the Per Barrel Royalty will be zero following the year 2010. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

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

                             MILLER AND LENTS, LTD.
                             ----------------------

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

     Miller and Lents, Ltd., is an independent oil and gas consulting firm. None of the principals of this firm have any direct financial interests in BP Exploration (Alaska) Inc. or its parent or any related companies or in the BP Prudhoe Bay Royalty Trust. Our fee is not contingent upon the results of our work or report, and we have not performed other services for BP Exploration (Alaska) Inc. or the BP Prudhoe Bay Royalty Trust that would affect our objectivity.

                                        Very truly yours,

                                        MILLER AND LENTS, LTD.


                                        By  /s/ William P. Koza
                                           ------------------------
                                           William P. Koza
                                           Vice President

     Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. Information regarding estimates of proved reserves attributable to the combined interests of the Company and the Trust were based on Company prepared reserve estimates.

     The reserves attributable to the Trust are only a part of the overall above stated reserves. There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Prices on December 31, 1995 ($19.58 per barrel), December 31, 1994 ($17.75 per barrel), December 31, 1993 ($14.15 per barrel), December 31, 1992 ($19.50 per barrel), December 31, 1991 ($19.10 per barrel), and December 31, 1990 ($28.45 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production, the current WTI Price, no future movement in the CPI, and no future additions by the Company of Proved Reserves to Current Reserves, a change in the timing of estimated production, a change in the WTI Price, future movement in the CPI, or future additions by the Company of Proved Reserves to Current Reserves will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used. See "Financial Statements" and Note 5 thereto.

     Estimated net proved reserves allocable to the Trust as of December 31, 1995, December 31, 1994 and December 31, 1993 were 80,991,000 barrels, 80,991,000 barrels and 43,193,000 barrels, respectively. See "Financial Statements" and Note 5 thereto. The increase from December 31, 1993 to December 31, 1994 reflects the increase in the WTI Price from $14.15 per barrel on December 31, 1993 to $17.75 per barrel on December 31, 1994. Proved developed reserves allocable to the Trust as of December 31, 1995, December 31, 1994 and December 31, 1993 were 80,203,000 barrels, 80,991,000 barrels, and 43,193,000 barrels, respectively.

     The Company is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the PBU working interest owners. However, several such investments which would augment Prudhoe Bay projects are already in process. These include additional drilling, waterflood expansions and miscible injection continuation/expansion projects. Other possible investments could include expanded gas cycling, miscible/waterflood infill drilling, miscible injection supply increases to peripheral areas, heavy oil tar recovery and development of the smaller reservoirs. While there is no assurance that the PBU working interest owners will make any such investments, they do regularly assess the technical and economic attractiveness of implementing further projects to increase PBU proved reserves.

     As noted above, the Company's reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of hydrocarbon allocation between oil and condensate. The Company's share of Prudhoe Bay production is the sum of 51.22% of the gross oil production and 13.84% of the gross condensate production from the Field. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Due to the differences in percentages between oil and condensate, the Company's overall share of oil and condensate production will vary over time according to the proportions of hydrocarbon liquid being allocated as condensate or as oil under the Prudhoe Bay Unit Operating Agreement allocation procedures. Under the terms of the IRA effective October 4, 1990 the present allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until the agreed condensate reserve of 1.175 billion STB has been allocated to the Working Interest Owners. The Company believes this is a reasonable estimate of hydrocarbon allocation between oil and condensate.

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

     Various protests of the TAPS tariffs have been filed by, among others, the State of Alaska over a period of several years. Proceedings to resolve these protests are ongoing in the Federal Energy Regulatory Commission, the Alaska Public Utilities Commission and a Court of Appeal.

HISTORICAL PRODUCTION OF OIL AND CONDENSATE

     The following table sets forth information concerning the production of oil and condensate for the periods indicated. The amounts listed are the Company's share of production, net of royalties to the State of Alaska.

                             HISTORICAL PRODUCTION

                                               Oil and
             Year Ended                  Condensate Produced
            December 31,                        (bpd)
- -------------------------------------    --------------------
1987.................................           687,000(a)
1988.................................           652,500
1989.................................           587,200
1990.................................           540,000
1991.................................           530,000
1992.................................           481,800
1993.................................           417,700
1994.................................           369,900
1995.................................           317,000

- ---------------

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

     The Trust will make quarterly distributions to Trust Unit holders of record on each Quarterly Record Date. See "Description of the Trust Units and the Trust Agreement -- Distributions of Income." The terms of the Trust Agreement as described above, seek to assure to the extent practicable that taxable income attributable to such distributions will be reported by the Trust Unit holder who receives such distributions, assuming that such holder is the owner of record on the Quarterly Record Date. In certain circumstances, however, a Trust Unit holder may be required to report taxable income attributable to its Trust Units, but the Trust Unit holder will not receive the distribution attributable to such income. For example, if the Trustee establishes a reserve or borrows money to satisfy debts and liabilities of the Trust income used to establish such reserve or to repay such loan must be reported by the Trust Unit holder, even though such income is not distributed to the Trust Unit holder.

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

     2. the individual's net United States real property gain for the taxable year.

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

SALE OF TRUST UNITS

     Generally, a Trust Unit holder will realize gain or loss on the sale or exchange of his Trust Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Trust Units. Gain on the sale of Trust Units by a holder that is not a dealer with respect to such Trust Units will generally be treated as capital gain. However, pursuant to Internal Revenue Code Section 1254, certain depletion deductions claimed with respect to the Trust Units must be recaptured as ordinary income upon sale or disposition of such interest.

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

REPORTS

     The Trustee will furnish the Trust Unit holders of record quarterly and annual reports described above under "Description of the Trust Units and the Trust Agreement -- Reports to Holders of Trust Units" in order to permit computation of tax liability by the Trust Unit holders.

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

ITEM 2.         PROPERTIES

     Reference is made to "Item I. -- Business" for the information required by this item.

ITEM 3.         LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     Not applicable.

                                    PART II

ITEM 5.         MARKET FOR TRUST UNITS

     The Trust Units are listed on the New York Stock Exchange ("NYSE"). The following table represents the high and low per unit sales prices for the Trust Units as reported on the consolidated tape for 1994 and 1995 and the distributions paid by the Trust for the periods presented.

                                                                                      DISTRIBUTIONS
                                                                                           PER
                                            HIGH                     LOW               TRUST UNIT
                                     -------------------     -------------------     ---------------
                                      1994        1995        1994        1995       1994      1995
                                     -------     -------     -------     -------     -----     -----
First Quarter......................  $27.000     $18.000     $23.000     $15.875     0.228     0.389
Second Quarter.....................  $24.000     $19.000     $19.125     $16.375     0.396     0.445
Third Quarter......................  $24.000     $17.125     $21.250     $15.625     0.436     0.375
Fourth Quarter.....................  $22.375     $16.250     $15.750     $13.000     0.390     0.386

     As of March 26, 1996, there were 1,373 registered holders of Trust Units.

     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the PBU.

ITEM 6.         SELECTED FINANCIAL DATA

     Reference is made to "Item 1. -- Report of Miller and Lents, Ltd., Independent Petroleum Consultants" of this Annual Report on Form 10-K.

     The following table presents in summary form selected financial information regarding the Trust.

                          BP PRUDHOE BAY ROYALTY TRUST

                 Statements of Cash Earnings and Distributions
  For each of the years in the five-year period ended December 31, 1995, 1994,
                              1993, 1992 and 1991
                        (In thousands, except unit data)

                                     1995          1994          1993          1992          1991
                                  -----------   -----------   -----------   -----------   -----------
Royalty revenues................. $    34,886        32,401        51,727        65,250        87,010
Trust administrative expenses....         688           658           554           413           412
                                  -----------   -----------   -----------   -----------   -----------
Cash earnings....................      34,198        31,743        51,173        64,837        86,598
                                   ==========    ==========    ==========    ==========    ==========
Cash distributions...............      34,198        31,743        51,173        64,837        86,598
                                   ==========    ==========    ==========    ==========    ==========
Cash distributions per unit...... $     1.598         1.483         2.391         3.030         4.046
                                   ==========    ==========    ==========    ==========    ==========
Units outstanding................  21,400,000    21,400,000    21,400,000    21,400,000    21,400,000
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

     ACTUAL RESULTS

     During 1995 the Trust received payments with respect to the Royalty Interest in the aggregate amount of $34,886,000 and made distributions to Unit holders in the aggregate amount of $34,198,000. The payment with respect to the Royalty Interest for the calendar quarter ended December 31, 1995, which was paid to the Trust on January 16, 1996, was $8,411,028. The following table sets forth with respect to each calendar quarter the average WTI price, the per barrel Chargeable Costs, the Cost Adjustment Factor, the per barrel Adjusted Chargeable Costs, the per barrel Production Taxes, and the Per Barrel Royalty.

                       CALENDAR YEARS 1995, 1994 AND 1993

                             1/1-3/31                 4/1-6/30                 7/1-9/30                10/1-12/31
                      ----------------------   ----------------------   ----------------------   ----------------------
                       1995    1994    1993     1995    1994    1993     1995    1994    1993     1995    1994    1993
                      ------  ------  ------   ------  ------  ------   ------  ------  ------   ------  ------  ------
Average WTI Price.... $18.35  $14.80  $19.85   $19.32  $17.79  $19.76   $17.87  $18.49  $17.77   $18.16  $17.67  $16.43
Chargeable Costs.....   8.25    8.00    6.75     8.25    8.00    6.75     8.25    8.00    6.75     8.25    8.00    6.75
Cost Adjustment
  Factor.............  1.200   1.180   1.171    1.212   1.180   1.180    1.212   1.192   1.180    1.217   1.192   1.180
Adjusted Chargeable
  Costs..............   9.90    9.44    7.90    10.00    9.44    7.96    10.00    9.53    7.96    10.04    9.53    7.96
Production Taxes.....   2.00    1.48    2.24     2.11    1.93    2.22     1.90    2.02    1.92     1.94    1.90    1.72
Per Barrel Royalty...   6.45    3.88    9.71     7.21    6.42    9.57     5.98    6.93    7.88     6.19    6.23    6.74

                          (All Figures after rounding)

     As discussed above in Part I "Industry Conditions" the production of oil and gas in Alaska is affected by many state and federal regulations. Existing and future legislation and regulations could result in the Company's experiencing delays and uncertainties, although the ultimate impact cannot generally be predicted. Per barrel royalty payments will also remain subject to oil prices, to the WTI Price, to Chargeable Costs, which increase in accordance with the schedule contained above under "Description of the Royalty Interest -- Chargeable Costs", to the Cost Adjustment Factor, which is based on CPI, and to Production Taxes.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          BP PRUDHOE BAY ROYALTY TRUST
                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Independent Auditors' Report...........................................................  31
Statements of Assets, Liabilities and Trust Corpus
  as of December 31, 1995 and 1994.....................................................  32
Statements of Cash Earnings and Distributions for
  the years ended December 31, 1995, 1994 and 1993.....................................  33
Statements of Changes in Trust Corpus for the years
  ended December 31, 1995, 1994 and 1993...............................................  34
Notes to Financial Statements..........................................................  35

                          INDEPENDENT AUDITORS' REPORT

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1995 and 1994, and the related statements of cash earnings and distributions and changes in Trust Corpus for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1995 and 1994, and its cash earnings and distributions and its changes in Trust Corpus for each of the years in the three-year period ended December 31, 1995, on the basis of accounting described in note 2.

                                            KPMG Peat Marwick LLP

New York, New York
March 22, 1996

                          BP PRUDHOE BAY ROYALTY TRUST

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1995 AND 1994
                        (IN THOUSANDS, EXCEPT UNIT DATA)

          ASSETS                                                           1995         1994
                                                                         --------     --------
Royalty Interest (notes 1 and 2).......................................  $535,000      535,000
  Less: accumulated amortization.......................................  (230,330)    (194,689)
                                                                         --------     --------
          Total assets.................................................  $304,670      340,311
                                                                         ========     ========
          LIABILITIES AND TRUST CORPUS
Accrued expenses.......................................................  $    126          118
Trust Corpus (40,000,000 units of beneficial
  interest authorized, 21,400,000 units issued
  and outstanding).....................................................   304,544      340,193
                                                                         --------     --------
          Total liabilities and Trust Corpus...........................  $304,670      340,311
                                                                         ========     ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                           1995            1994           1993
                                                        -----------     ----------     ----------
Royalty revenues......................................  $    34,886         32,401         51,727
Trust administrative expenses.........................          688            658            554
                                                        -----------     ----------     ----------
Cash earnings.........................................  $    34,198         31,743         51,173
                                                         ==========      =========      =========
Cash distributions....................................  $    34,198         31,743         51,173
                                                         ==========      =========      =========
Cash distributions per unit...........................  $     1.598          1.483          2.391
                                                         ==========      =========      =========
Units outstanding.....................................   21,400,000     21,400,000     21,400,000
                                                         ==========      =========      =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                     STATEMENTS OF CHANGES IN TRUST CORPUS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)

                                                             1995          1994          1993
                                                           --------       -------       -------
Trust Corpus at beginning of year......................    $340,193       407,057       437,666
Cash earnings..........................................      34,198        31,743        51,173
(Increase) in accrued Trust expenses...................          (8)          (34)           --
Cash distributions.....................................     (34,198)      (31,743)      (51,173)
Amortization of Royalty Interest.......................     (35,641)      (66,830)      (30,609)
                                                           --------       -------       -------
Trust Corpus at end of year............................    $304,544       340,193       407,057
                                                           ========       =======       =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

(1) FORMATION OF THE TRUST AND ORGANIZATION

     BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York and a co-trustee (The Bank of New York (Delaware)) (collectively, the "Trustee"). Standard Oil and the Company are indirect wholly owned subsidiaries of the British Petroleum Company p.1.c. ("BP").

     On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") of 16.4246% of the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company's working interest in the Prudhoe Bay Field (the "Field") located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance by the Company of its payment obligations with respect to the Royalty Interest.

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

     The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the "WTI Price") for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence). The Chargeable Costs per Barrel of Royalty Production was $8.25 during the year ended December 31, 1995, as set forth in section 4.4 of the Overriding Royalty Conveyance. During the period from February 28, 1989 (date of formation) to September 30, 1991, the Royalty Interest provided for a minimum royalty in certain situations. For the years 2001 through 2005, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field's proved reserved from January 1, 1996 through December 31, 2000 do not meet certain specific levels.

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

(c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 80,991,000, 43,193,000 and 94,306,000 barrels were used to calculate the amortization of the Royalty Interest for the years ended December 31, 1995, 1994 and 1993, respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil was $6.61, $12.39 and $5.67 for the years ended December 31, 1995, 1994 and 1993, respectively. The remaining unamortized balance of the net overriding Royalty Interest at December 31, 1995 is not necessarily indicative of the fair market value of the interest held by the Trust.

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

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                          BP PRUDHOE BAY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

(4) SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     A summary of selected quarterly financial information for the years ended December 31, 1995 and 1994 is as follows (in thousands, except unit data):

                                                        1ST         2ND         3RD         4TH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
1995
  Royalty revenues................................    $8,478       8,584       9,698       8,126
  Trust administrative expenses...................       141         267         185          95
                                                      -------     -------     -------     -------
  Cash earnings...................................     8,337       8,317       9,513       8,031
  Cash distributions..............................     8,337       8,317       9,513       8,031
  Cash distributions per unit.....................     0.390       0.389       0.445       0.375
1994
  Royalty revenues................................    $9,172       5,164       8,640       9,425
  Trust administrative expenses...................       100         284         171         103
                                                      -------     -------     -------     -------
  Cash earnings...................................     9,072       4,880       8,469       9,322
  Cash distributions..............................     9,072       4,880       8,469       9,322
  Cash distributions per unit.....................     0.424       0.228       0.396       0.436

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

     There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 1995 ($19.58 per barrel), December 31, 1994 ($17.75 per barrel) and December 31, 1993 ($14.15 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

     In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 1996, if additions to the Field's proved reserves from January 1, 1988 do not meet certain specified levels, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year. Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time. Accordingly, in estimating the reserve volumes

                          BP PRUDHOE BAY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

attributable to the Trust, Chargeable Costs were reduced by the maximum amount in years subsequent to 1996, after considering the amount of reserves that have been added to the Field's proved reserves from January 1, 1988.

     Net proved reserves of oil and condensate attributable to the Trust as of December 31, 1995, 1994 and 1993 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 1995, 1994 and 1993 and a reduction in Chargeable Costs in years subsequent to 1996, were estimated to be 81, 81 and 43 million barrels, respectively (of which 80, 81 and 43 million barrels, respectively, are proved developed).

     The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 1995, 1994 and 1993 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $19.58, $17.75 and $14.15, respectively, were as follows (in thousands):

                                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              1995             1994             1993
                                                          ------------     ------------     ------------
Future net cash flows.................................      $331,052          257,080           83,735
10% annual discount for estimated timing of cash
  flows...............................................      (128,458)         (93,935)         (18,563)
                                                          ------------     ------------     ------------
Standardized measure of discounted future net cash
  flow relating to proved reserves (a)................      $202,594          163,145           65,172
                                                          ============     ============     ============

     (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1995, would be $202,602, $154,200 and $65,174 at December 31, 1995, 1994 and 1993, respectively.

     The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                       1995        1994         1993
                                                     --------     -------     --------
Revisions of prior estimates:
  Reserve volumes................................    $  1,678      28,853       16,747
  WTI price......................................      79,833     115,530     (245,140)
  Chargeable costs -- inflation..................     (11,791)     (3,300)      (8,537)
  Production taxes...............................     (10,279)    (17,093)      37,347
  Other..........................................      (1,504)       (827)      (2,280)
                                                     --------     -------     --------
                                                       57,937     123,163     (201,863)
  Royalty income received (b)....................     (34,803)    (31,707)     (45,691)
  Accretion of discount..........................      16,315       6,517       28,430
                                                     --------     -------     --------
  Net increase (decrease) during the year........    $ 39,449      97,973     (219,124)
                                                     ========     =======     ========

     (b) Royalty income received for 1995, 1994 and 1993 includes the royalty applicable to the period October 1, 1995 through December 31, 1995 ($8,411), October 1, 1994 through December 31, 1994 ($8,478) and
         October 1, 1993 through December 31, 1993 ($9,172) which was received by the Trust in January 1996, 1995 and 1994, respectively.

                          BP PRUDHOE BAY ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

     The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

        Estimated net proved reserves of oil and condensate at December 31,
          1993..............................................................    43,193
        Production..........................................................    (5,395)
        Change in timing of estimated production............................    43,193
                                                                                ------
        Estimated net proved reserves of oil and condensate at December 31,
          1994..............................................................    80,991
        Production..........................................................    (5,395)
        Change in timing of estimated production............................     5,395
                                                                                ------
        Estimated net proved reserves of oil and condensate at December 31,
          1995..............................................................    80,991
                                                                                ======
        Proved reserves:
          December 31, 1993.................................................    43,193
                                                                                ======
          December 31, 1994.................................................    80,991
                                                                                ======
          December 31, 1995.................................................    80,991
                                                                                ======

     As of December 31, 1995, the 80,991 barrels of proved reserves were comprised of 80,203 barrels of proved developed reserves and 788 barrels of proved undeveloped reserves.

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

ITEM 12.         UNIT OWNERSHIP

     (a) Unit Ownership of Certain Beneficial Owners.

     As of March 1, 1996 the Trustee does not know of any person beneficially owning 5% or more of the Trust Units except based on filings with the Securities and Exchange Commission dated as of or prior to December 31, 1995, which filings set forth the following:

                                NAME                                  NO. OF UNITS   PERCENTAGE
- --------------------------------------------------------------------  ------------   ----------
J.P. Morgan & Co., Inc..............................................    1,663,500(1)     7.7
23 Wall Street
New York, N.Y. 10007
Number of Trust Units beneficially owned by J.P. Morgan & Co., Inc.
  with:
  (A) Sole Power to Vote:                                               1,642,900
  (B) Shared Power to Vote:                                                     0
  (C) Sole Power to Dispose:                                            1,663,500
  (D) Shared Power to Dispose:                                                  0

NAME                                                                  NO. OF UNITS   PERCENTAGE
- ----                                                                  ------------   ----------
The Prudential Insurance Company of America.........................    3,001,600(1)      14
3 Gateway Center
Newark, N.J. 07102
Number of Trust Units beneficially owned by The Prudential Insurance
  Company of America with:
  (A) Sole Power to Vote:                                               3,000,000
  (B) Shared Power to Vote:                                                 1,600
  (C) Sole Power to Dispose:                                            3,000,000
  (D) Shared Power to Dispose:                                              1,600

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

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

     (a) FINANCIAL STATEMENTS

     The following financial statements of the Trust are included in Part II,
Item 8:

                                                                                        Page
                                                                                        ----
Statements of Assets, Liabilities and Trust Corpus
as of December 31, 1995 and 1994......................................................   32
Statements of Cash Earnings and Distributions for the years
ended December 31, 1995, 1994, and 1993...............................................   33
Statements of Changes in Trust Corpus for the years
ended December 31, 1995, 1994, and 1993...............................................   34
Notes to Financial Statements.........................................................   35
Independent Auditors' Report..........................................................   31

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

ALL OTHER EXHIBITS HAVE BEEN OMITTED BECAUSE THEY ARE EITHER NOT APPLICABLE OR NOT REQUIRED.

     (d) REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ending in December 31, 1995.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BP PRUDHOE BAY ROYALTY TRUST

                                               THE BANK OF NEW YORK, as Trustee

                                               By: /s/ Marie Trimboli
                                                  -----------------------------
                                                  Marie Trimboli
                                                  Assistant Treasurer

March 29, 1996

     The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                               INDEX TO EXHIBITS

 EXHIBIT                                          EXHIBIT
   NO.                                          DESCRIPTION
- ----------                                      -----------
     4.       Form of Trust Agreement (incorporated by reference to Exhibit 6 to the Form 8-A
              Registration Statement of BP Prudhoe Bay Royalty Trust, Commission File No.
              1-10243).
   10.1       Form of Trust Conveyance dated February 28, 1989 (incorporated by reference to
              Exhibit 6 to the Form 8-A Registration Statement of BP Prudhoe Bay Royalty
              Trust, Commission File No. 1-10243).
   10.2       Form of Overriding Royalty Conveyance dated February 27, 1989 (incorporated by reference to Exhibit 6 to the Form 8-A Registration Statement of BP Prudhoe Bay
              Royalty Trust, Commission File No. 1-10243).
    16.       Letter of Ernst & Whinney dated June 15, 1989 re change in certifying accountant
              (incorporated by reference to Exhibit 16 to Form 8-K Current Report of BP
              Prudhoe Bay Royalty Trust, Commission File No. 1-10243).
    23.       Consent of Expert -- (See Exhibit 23.1 attached hereto).
    27.       Financial Data Schedule -- (See Exhibit 27.1 attached hereto).