Form 10-Q
period 1996-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1996-08-14
CIK 850033

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         June 30, 1996


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


As of August 7, 1996 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         (See pages 3 - 8  below)

                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                                  June 30, 1996


                                   (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus

                                  June 30, 1996

                        (In thousands, except unit data)

                                   (Unaudited)



                                                       June 30,     December 31,
                   Assets                                1996          1995
                   ------                                ----          ----
Royalty Interest (notes 1 and 2)                      $ 535,000       535,000
        Less: accumulated amortization                 (248,101)     (230,330)
                                                      ---------      --------

                         Total assets                 $ 286,899       304,670
                                                      =========      ========


        Liabilities and Trust Corpus
        ----------------------------

Accrued expenses                                            250           126

Trust corpus (40,000,000 units of beneficial
        interest authorized, 21,400,000 units
        issued and outstanding)                         286,649       304,544

                                                      ---------      --------

                         Total liabilities and
                            Trust corpus              $ 286,899       304,670
                                                      =========      ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)




                                         Three months ended                 Six months ended
                                              June 30,                          June 30,
                                              --------                          --------
                                       1996              1995             1996             1995
                                       ----              ----             ----             ----
Royalty revenues                    $     9,610            8,584           18,021           17,062
Trust administrative expenses               213              267              364              408
                                    -----------       ----------       ----------       ----------

Cash earnings                       $     9,397            8,317           17,657           16,654
                                    ===========       ==========       ==========       ==========


Cash distributions                  $     9,397            8,317           17,657           16,654
                                    ===========       ==========       ==========       ==========

Cash distributions per unit         $      .439             .389             .825             .778
                                    ===========       ==========       ==========       ==========

Units outstanding                    21,400,000       21,400,000       21,400,000       21,400,000
                                    ===========       ==========       ==========       ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)




                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                                  --------                      --------
                                            1996            1995           1996           1995
                                            ----            ----           ----           ----
Trust corpus at beginning of period       $295,607        331,300        304,544        340,193
Cash Earnings                                9,397          8,317         17,657         16,654
Decrease (increase) in
        accrued Trust expenses                 (72)            68           (124)           (37)
Cash distributions                          (9,397)        (8,317)       (17,657)       (16,654)
Amortization of Royalty Interest            (8,886)        (8,886)       (17,771)       (17,674)
                                          --------        -------        -------        -------

Trust corpus at end of period             $286,649        322,482        286,649        322,482
                                          ========        =======        =======        =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                  June 30, 1996

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


                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                   (Unaudited)



(2), Continued

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 81,000,000 barrels at December 31, 1995), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $6.61 for the three and six months ended June 30, 1996 and $6.61 for the three and six months ended June 30, 1995. The remaining unamortized balance of the net overriding Royalty Interest at June 30, 1996 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1996 and December 31, 1995 and the modified cash earnings and distributions and changes in Trust corpus for the three and six months ended June 30, 1996 and 1995. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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

                  On April 15, 1996 the Trust received its payment with respect to the Royalty Interest for the period January 1, 1996 through March 31, 1996 (the "First Quarter"). Such payment was in the amount, after rounding, of $7.14 per barrel. During the First Quarter the average WTI Price was $19.74. The Adjusted Chargeable Costs per barrel were $10.43, based on Chargeable Costs of $8.50 and a Cost Adjustment Factor of 1.2274, and per barrel Production Taxes were $2.17. After payment of Trust administrative expenses, the Trust distributed $.439 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period January 1, 1995 through March 31, 1995 was in the amount, after rounding, of $6.45 per barrel. During such period the average WTI price was $18.35, the Adjusted Chargeable Costs per barrel were $9.90 and per barrel Production Taxes were $2.00. After payment of Trust administrative expenses, the Trust distributed $.389 per Unit for such period.

                  The per barrel royalty payable to the Trust for the period April 1, 1996 through June 30, 1996 (the "Second Quarter") is, after rounding, $8.70. During the Second Quarter the average WTI price was $21.70. The Adjusted Chargeable Costs per barrel were $10.55, based on Chargeable Costs of $8.50 and a Cost Adjustment Factor of 1.2409, and per barrel Production Taxes were $2.45. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1995 through June 30, 1995 was in the amount, after rounding, of $7.21 per barrel. During such period the average WTI price was $19.32, the Adjusted Chargeable Costs per barrel were $10.00 and per barrel Production Taxes were $2.11.

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


                                            BP PRUDHOE BAY ROYALTY TRUST

                                                 THE BANK OF NEW YORK,
                                                  as Trustee



                                            By:    Marie Trimboli
                                               --------------------------
                                            Name:  Marie Trimboli
                                            Title: Assistant Treasurer


Date:  August 9, 1996


         The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                EXHIBIT INDEX
                                -------------


                   Exhibit 27      Financial Data Schedule