Form 10-Q
period 1996-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1996-11-13
CIK 850033

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the quarterly period ended         September 30, 1996

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---    ---

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        As of November 8, 1996 -- 21,400,000 Units of Beneficial Interest in the BP Prudhoe Bay Royalty Trust were outstanding.

        PART I - FINANCIAL INFORMATION

        Item 1. Financial Statements
                (See pages 3 - 8  below)

                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                               September 30, 1996

                                   (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus

                               September 30, 1996

                        (In thousands, except unit data)

                                   (Unaudited)

                                                   September 30,     December 31,
                   Assets                              1996              1995
                   ------                          -------------      ---------
Royalty Interest (notes 1 and 2)                     $ 535,000          535,000
        Less: accumulated amortization                (256,987)        (230,330)
                                                     ---------        ---------

                         Total assets                $ 278,013          304,670
                                                     =========        =========


        Liabilities and Trust Corpus

Accrued expenses                                            73              126

Trust corpus (40,000,000 units of beneficial
        interest authorized, 21,400,000 units
        issued and outstanding)                        277,940          304,544
                                                     ---------        ---------

                         Total liabilities and
                            Trust corpus             $ 278,013          304,670
                                                     =========        =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statement of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)

                                         Three months ended                     Nine months ended
                                            September 30,                          September 30,
                                   -----------------------------           ---------------------
                                       1996              1995               1996                1995
                                       ----              ----               ----                ----
Royalty revenues                    $    11,701             9,698            29,721            26,760
Trust administrative expenses               299               185               663               593
                                    -----------       -----------       -----------       -----------

Cash earnings                       $    11,402             9,513            29,058            26,167
                                    ===========       ===========       ===========       ===========


Cash distributions                  $    11,402             9,513            29,058            26,167
                                    ===========       ===========       ===========       ===========

Cash distributions per unit         $      .533              .445             1.358             1.223
                                    ===========       ===========       ===========       ===========

Units outstanding                    21,400,000        21,400,000        21,400,000        21,400,000
                                    ===========       ===========       ===========       ===========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statement of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                               Three months ended                  Nine months ended
                                                  September 30,                       September 30,
                                         -----------------------------       ----------------------
                                            1996             1995             1996                1995
                                            ----             ----             ----                ----
Trust corpus at beginning of period       $ 286,649          322,482          304,544          340,193
Cash Earnings                                11,402            9,513           29,058           26,167
Decrease in accrued Trust expenses              177               75               53               38
Cash distributions                          (11,402)          (9,513)         (29,058)         (26,167)
Amortization of Royalty Interest             (8,886)          (8,983)         (26,657)         (26,657)
                                          ---------        ---------        ---------        ---------

Trust corpus at end of period             $ 277,940          313,574          277,940          313,574
                                          =========        =========        =========        =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                               September 30, 1996

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

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                   (Unaudited)

(2), Continued

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 81,000,000 barrels at December 31, 1995), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $6.61 for the three and nine months ended September 30, 1996 and $6.61 for the three and nine months ended September 30, 1995. The remaining unamortized balance of the net overriding Royalty Interest at September 30, 1996 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1996 and December 31, 1995 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine months ended September 30, 1996 and 1995. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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

                     On July 15, 1996 the Trust received its payment with respect to the Royalty Interest for the period April 1, 1996 through June 30, 1996 (the "Second Quarter"). Such payment was in the amount, after rounding, of $8.70 per barrel. During the Second Quarter the average WTI Price was $21.70. The Adjusted Chargeable Costs per barrel were $10.55, based on Chargeable Costs of $8.50 and a Cost Adjustment Factor of 1.2409, and per barrel Production Taxes were $2.45. After payment of Trust administrative expenses, the Trust distributed $.533 per Unit. The payment received by the Trust with respect to the Royalty Interest for the period April 1, 1995 through June 30, 1995 was in the amount, after rounding, of $7.21 per barrel. During such period the average WTI price was $19.32, the Adjusted Chargeable Costs per barrel were $10.00 and per barrel Production Taxes were $2.11. After payment of Trust administrative expenses, the Trust distributed $.445 per Unit for such period.

                     The per barrel royalty payable to the Trust for the period July 1, 1996 through September 30, 1996 (the "Third Quarter") is, after rounding, $9.22. During the Third Quarter the average WTI price was $22.36. The Adjusted Chargeable Costs per barrel were $10.59, based on Chargeable Costs of $8.50 and a Cost Adjustment Factor of 1.2465, and per barrel Production Taxes were $2.55. The payment received by the Trust with respect to the Royalty Interest for the period July 1, 1995 through September 30, 1995 was in the amount, after rounding, of $5.98 per barrel. During such period the average WTI price was $17.87, the Adjusted Chargeable Costs per barrel were $10.00 and per barrel Production Taxes were $1.90.

         PART II - OTHER INFORMATION

         Item 1. Legal Proceedings - None

         Item 2. Changes in Securities - None

         Item 3. Defaults Upon Senior Securities - None

         Item 4. Submission of Matters to a Vote of Security Holders - None

         Item 5. Other Information - None

         Item 6. Exhibits and Reports on 8-K

                 a.    Exhibits

                       4. - Form of Trust Agreement (incorporated by refer-ence to Exhibit 6 to the Form 8-A Registration Statement of BP Prudhoe Bay Royalty Trust, Commis-sion File No. 1-10243)

                       27. - Financial Data Schedule - (see Exhibit 27.1 attached hereto).

                 b. Reports on Form 8-K - No reports on Form 8-K have been filed during the quarter for which this form is filed.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BP PRUDHOE BAY ROYALTY TRUST

                                                   THE BANK OF NEW YORK,
                                                    as Trustee

                                              By:    Marie Trimboli
                                                 -----------------------------
                                              Name:  Marie Timboli
                                              Title: Assistant Treasurer

          Date:  November 13, 1996

              The Registrant, BP Prudhoe Bay Royalty Trust, has no principal executive officer, principal financial officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.