Form 10-K405/A
period 1996-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1997-04-16
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                   Documents Incorporated by Reference: None

     The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 by deleting Item 1 thereof in its entirety and substituting in its place the following:

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

                                  (Thousand STB per day)

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BP PRUDHOE BAY ROYALTY TRUST

                                            THE BANK OF NEW YORK, as Trustee

                                            By: /s/ Marie Trimboli
                                                ----------------------------
                                                    Marie Trimboli
                                                    Assistant Treasurer
April 16, 1997

     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.