Form 10-Q
period 1997-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1997-05-14
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------

                        Commission File Number 1-10243

                         BP PRUDHOE BAY ROYALTY TRUST
            (Exact name of registrant as specified in its charter)


              Delaware                                13-6943724
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

        THE BANK OF NEW YORK
         101 Barclay Street
         New York, New York                             10286
  (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (212) 815-5092

                                Not applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]    No [ ]

    As of May 14, 1997 21,400,000 Units of Beneficial Interest were outstanding.

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                         BP PRUDHOE BAY ROYALTY TRUST

               Statement of Assets, Liabilities and Trust Corpus

                                March 31, 1997

                       (In thousands, except unit data)

                                  (Unaudited)




                                              March 31,          December 31,
           Assets                               1997                 1996
           ------                           ------------         ------------
Royalty Interest (notes 1 and 2)          $   535,000              535,000
    Less: accumulated amortization           (272,383)            (265,970)
                                             --------             --------

              Total assets                $   262,617              269,030
                                             ========             ========


    Liabilities and Trust Corpus
    ----------------------------

Accrued expenses                                  214                   90

Trust corpus (40,000,000 units of
    beneficial interest authorized,
    21,400,000 units issued and
    outstanding)                              262,403              268,940
                                             --------             --------



              Total liabilities and
                 Trust corpus             $   262,617              269,030
                                             ========             ========

See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                 Statement of Cash Earnings and Distributions

                       (In thousands, except unit data)

                                  (Unaudited)




													Three months ended
													     March 31,
													-------------------
   			                                 		1997           1996
   													----           ----
Royalty revenues                               $   15,138         8,411
Trust administrative expenses                         107           151
                                                   ------         -----

Cash earnings                                  $   15,031         8,260
                                                   ======         =====


Cash distributions                             $   15,031         8,260
                                                   ======         =====

Cash distributions per unit                    $      .70           .39
                                                   ======         =====

Units outstanding                              21,400,000    21,400,000
                                               ==========    ==========

See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                     Statement of Changes in Trust Corpus

                                (In thousands)

                                  (Unaudited)



												Three months ended
													 March 31,
												------------------
                                                1997          1996
											    ----          ----
Trust corpus at beginning of period        $  268,940       304,544
Cash Earnings                                  15,031         8,260
Increase in accrued Trust expenses               (124)          (52)
Cash distributions                            (15,031)       (8,260)
Amortization of Royalty Interest               (6,413)       (8,885)
                                              -------       -------

Trust corpus at end of period              $  262,403       295,607
                                              =======       =======

See accompanying notes to financial statements.

                         BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                March 31, 1997

                                  (Unaudited)



(1)      Formation of the Trust and Organization

         BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (the "Trustee") and a co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of The British Petroleum Company p.l.c. ("BP").

         On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") on 16.4246% of the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter (the "Royalty Production") from the Company's working interest as of February 28, 1989 in the Prudhoe Bay Unit, located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance by the Company of its payment obligations with respect to the Royalty Interest.

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

         The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the "WTI Price") for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence). For years subsequent to 2001, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Prudhoe Bay Unit's proved reserved do not meet certain specific levels.

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

(2) Basis of Accounting

    The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust's assets, liabilities and trust corpus and earnings and distributions as follows:

        (a) Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

        (b) Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees and out-of-pocket expenses) are recorded when incurred.

        (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 111,000,000 barrels at December 31, 1996), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $4.82 and $6.61 for the three months ended March 31, 1997 and 1996, respectively. The remaining unamortized balance of the net overriding Royalty Interest at March 31, 1997 is not necessarily indicative of the fair market value of the interest held by the Trust.

    While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 1997 and December 31, 1996 and the modified cash earnings and distributions and changes in Trust corpus for the three months ended March 31, 1997 and 1996. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See, generally, Note 1 of Notes to Financial Statements in Part I, Item 1, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Item 1 of the Trust s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for information concerning the estimated future net revenues of the Trust.


Results of Operations

   Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received.
Both revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 1997 and 1996 are attributable to the Company's operations during the three-month periods ended December 31, 1996 and 1995, respectively.

   The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 1997 and 1996 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                          					   Quarter Ended
                          					    December 31,
                          					-------------------
                           					1996           1995
                           					----           ----
Average WTI Price          					$24.71         $18.16
                           					------         ------
Chargeable Costs           					$ 8.50         $ 8.25
Cost Adjustment Factor     					1.2568         1.2171
                           					------  	   ------
Adjusted Chargeable Costs   				 10.68          10.04
Production Taxes          					  2.89           1.94
                                            ------         ------
                      					     13.57          11.98
                       					    ------         ------
Per Barrel Royalty     					    $11.13         $ 6.18
                         				    ======         ======

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

Quarter Ended March 31, 1997 Compared to
Quarter Ended March 31, 1996

    The Trust's royalty revenues in the quarter ended March 31, 1997 increased approximately 80 percent over revenues in the quarter ended
March 31, 1996, principally as a result of the increase in the Average WTI Price for the quarter ended December 31, 1996, which exceeded the Average WTI Price for the quarter ended December 31, 1995 by $6.55 (an increase of approximately 36 percent). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by only $1.59 (approximately 13 percent) from the fourth quarter of 1995 to the fourth quarter of 1996.

    Cash earnings and distributions for the first quarter of 1997 increased by approximately 82 percent over the first quarter of 1996 due to lower Trust administrative expenses in the quarter ended March 31, 1997 than in the corresponding quarter of 1996.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    On April 15, 1997, the Trust received a cash distribution of $12,052,511 from the Company with respect to the quarter ended March 31, 1997 and, after deducting expenses of $257,416, distributed $11,795,095, or approximately $0.55 per Unit, to Unit holders of record on April 15, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON 8-K

    (a) Exhibits

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


   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    	               BP PRUDHOE BAY ROYALTY TRUST

                        	           BY: THE BANK OF NEW YORK,
                            	             as Trustee



                                	   By:   /s/ Marie Trimboli
                                    	   ------------------------
                                        	    Marie Trimboli
                                     	     Assistant Treasurer
Date: May 14, 1997


   The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

                               INDEX TO EXHIBITS

  Exhibit   		                Exhibit
    No.           		          Description
  -------                		  -----------

    *4.1 	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989
         	among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

    *4.2 	Overriding Royalty Conveyance dated February 27, 1989 between BP
         	Exploration (Alaska) Inc. and The Standard Oil Company.

    *4.3 	Trust Conveyance dated February 28, 1989 between The Standard Oil
         	Company and BP Prudhoe Bay Royalty Trust.

    *4.4 	Support Agreement dated as of February 28, 1989 among The British
         	Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

  **27.  	Financial Data Schedule.

---------
    * 	Incorporated by reference to the correspondingly numbered exhibit to
      	the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).

   ** 	Filed herewith.