Form 10-Q
period 1997-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1997-08-14
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

    As of August 13, 1997 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                                 June 30, 1997

                        (In thousands, except unit data)

                                  (Unaudited)




                                                  June 30,           December 31,
             Assets                                 1997                 1996
             ------                             ------------         ------------
Royalty Interest (notes 1 and 2)               $   535,000              535,000
    Less: accumulated amortization                (278,866)            (265,970)
                                                  --------             --------

              Total assets                     $   256,134              269,030
                                                  ========             ========


    Liabilities and Trust Corpus
    ----------------------------

Accrued expenses                                       185                   90

Trust corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units
    issued and outstanding)                        255,949              268,940
                                                  --------             --------



              Total liabilities and
                   Trust corpus                $   256,134              269,030
                                                  ========             ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                 Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                  (Unaudited)




                                      Three months ended         Six months ended
                                           June 30,                  June 30,
                                      ------------------        ------------------
                                       1997        1996          1997        1996
                                       ----        ----          ----        ----
Royalty revenues                    $ 12,052       9,610        27,190      18,021
Trust administrative expenses            257         213           364         364
                                      ------       -----        ------      ------

Cash earnings                       $ 11,795       9,397        26,826      17,657
                                      ======       =====        ======      ======


Cash distributions                  $ 11,795       9,397        26,826      17,657
                                      ======       =====        ======      ======

Cash distributions per unit         $   .551        .439         1.253        .825
                                      ======       =====        ======      ======

Units outstanding                 21,400,000  21,400,000    21,400,000  21,400,000
                                  ==========  ==========    ==========  ==========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                     Statements of Changes in Trust Corpus

                                 (In thousands)

                                  (Unaudited)



                                            Three months ended          Six months ended
                                                 June 30,                  June 30,
                                            ------------------         ------------------
                                             1997        1996           1997        1996
                                             ----        ----           ----        ----
Trust corpus at beginning of period     $  262,403     295,607        268,940     304,544
Cash Earnings                               11,795       9,397         26,826      17,657
Decrease (increase) in
   accrued expenses                             29         (72)           (95)       (124)
Cash distributions                         (11,795)     (9,397)       (26,826)    (17,657)
Amortization of Royalty Interest            (6,483)     (8,886)       (12,896)    (17,771)
                                           -------     -------        -------     -------

Trust corpus at end of period           $  255,949     286,649        255,949     286,649
                                           =======     =======        =======     =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                                 June 30, 1997

                                  (Unaudited)



(1)  Formation of the Trust and Organization

     BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (the "Trustee") and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of The British Petroleum Company p.l.c. ("BP").

     On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") on 16.4246% of the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company's working interest as of February 28, 1989 in the Prudhoe Bay Unit, located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance by the Company of its payment obligations with respect to the Royalty Interest.

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

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 111,000,000 barrels at December 31, 1996), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $4.82 for the three and six months ended June 30, 1997 and and $6.61 for the three and six months ended June 30, 1996. The remaining unamortized balance of the net overriding Royalty Interest at June 30, 1997 is not necessarily indicative of the fair market value of the interest held by the Trust.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1997 and December 31, 1996 and the modified cash earnings and distributions and changes in Trust corpus for the three and six months ended June 30, 1997 and 1996. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.


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


Results of Operations

     Royalty revenues are received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related royalty production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. Both revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 1997 and 1996 are attributable to the Company's operations during the three-month periods ended March 31, 1997 and 1996, respectively.

     The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 30, 1997 and 1996 (see "THE ROYALTY INTEREST" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for an explanation of the items listed below):

                                         Quarter Ended
                                           March 31,
                                      -------------------
                                       1997         1996
                                       ----         ----
Average WTI Price                     $22.86       $19.74
                                      ------       ------
Chargeable Costs                      $ 8.85       $ 8.50
Cost Adjustment Factor                1.2647       1.2274
                                      ------       ------
Adjusted Chargeable Costs              11.19        10.43
Production Taxes                        2.61         2.17
                                      ------       ------
                                       13.80        12.60
                                      ------       ------
Per Barrel Royalty                    $ 9.06       $ 7.14
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

Three and Six Months Ended June 30, 1997 Compared to
Three and Six Months Ended June 30, 1996

     The Trust's royalty revenues in the three-month and six-month periods ended June 30, 1997 increased approximately 25.4% and 50.9%, respectively, over revenues in the comparable periods ended June 30, 1996, principally as a result of increases in the Average WTI Prices for the quarter ended March 31, 1997 (which exceeded the Average WTI Price for the quarter ended March 31, 1996 by $3.12) and for the quarter ended December 31, 1996 (which exceeded the Average WTI Price for the quarter ended December 31, 1995 by $6.55). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by only $1.20 (approximately 9.5%) from the first quarter of 1996 to the first quarter of 1997, and by only $1.59 (approximately 13%) from the fourth quarter of 1995 to the fourth quarter of 1996.

     Trust administrative expenses for the three months ended June 30, 1997 increased approximately 20.7% over the comparable period of 1996, although Trust administrative expenses for the six months ended June 30, 1997 were unchanged from the six months ended June 30, 1996. However, Trust administrative expenses fell from 2.2% of revenues for the three months ended June 30, 1996 to 2.1% of revenues for the three months ended June 30, 1997; and from 2.0% of revenues for the six months ended June 30, 1996 to 1.3% of revenues for the six months ended June 30, 1997.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.  OTHER INFORMATION

     On July 15, 1997, the Trust received a cash royalty payment of $8,770,318 from the Company with respect to the period April 1, 1997 to June 30, 1997 and, after deducting expenses of $221,176, distributed $8,549,142, or approximately $0.399 per Unit, on July 23, 1997 to Unit holders of record on July 21, 1997.

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

    27    Financial Data Schedule


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BP PRUDHOE BAY ROYALTY TRUST

                                       BY: THE BANK OF NEW YORK,
                                             as Trustee



                                       By:   /s/ Marie Trimboli
                                           ------------------------
                                                 Marie Trimboli
                                              Assistant Treasurer
Date: August 14, 1997


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