Form 10-Q
period 1997-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1997-11-14
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1997

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

    As of November 13, 1997 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)

                                            September 30,
                                                1997             December 31,
              Assets                         (Unaudited)             1996
              ------                        -------------        ------------
Royalty Interest (notes 1 and 2)           $   535,000             535,000
    Less: accumulated amortization            (285,421)           (265,970)
Prepaid expenses                                   141                  --
                                              --------            --------

              Total assets                 $   249,720             269,030
                                              ========            ========


    Liabilities and Trust Corpus
    ----------------------------

Accrued expenses                                   100                  90

Trust corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units
    issued and outstanding)                    249,620             268,940
                                              --------            --------



              Total liabilities and
                 Trust corpus              $   249,720             269,030
                                              ========            ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                 Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                  (Unaudited)




                                      Three months ended         Nine months ended
                                         September 30,             September 30,
                                      -------------------        ------------------
                                       1997         1996          1997        1996
                                       ----         ----          ----        ----
Royalty revenues                    $  8,770       11,701        35,960       29,721
Trust administrative expenses            221          299           585          663
                                      ------       ------        ------       ------

Cash earnings                       $  8,549       11,402        35,375       29,058
                                      ======       ======        ======       ======


Cash distributions                  $  8,549       11,402        35,375       29,058
                                      ======       ======        ======       ======

Cash distributions per unit         $   .399         .533         1.653        1.358
                                      ======       ======        ======       ======

Units outstanding                 21,400,000   21,400,000    21,400,000   21,400,000
                                  ==========   ==========    ==========   ==========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                     Statements of Changes in Trust Corpus

                                 (In thousands)

                                  (Unaudited)



                                        Three months ended       Nine months ended
                                           September 30,           September 30,
                                        ------------------       ------------------
                                          1997      1996           1997      1996
                                          ----      ----           ----      ----
Trust corpus at beginning of period    $ 255,949   286,649        268,940   304,544
Cash Earnings                              8,549    11,402         35,375    29,058
Increase in prepaid expenses                 141        --            141        --
(Increase) decrease in
  accrued expenses                            85       177            (10)       53
Cash distributions                        (8,549)  (11,402)       (35,375)  (29,058)
Amortization of Royalty Interest          (6,555)   (8,886)       (19,451)  (26,657)
                                         -------   -------        -------   -------

Trust corpus at end of period          $ 249,620   286,649        249,620   277,940
                                         =======   =======        =======   =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements

                               September 30, 1997

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

         (b) Trust expenses (which generally include accounting, engineering, legal, and other professional fees, trustees' fees and out-of-pocket expenses) are recorded on an accrual basis.

         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust (approximately 111,000,000 barrels at December 31, 1996), is charged directly to the Trust corpus, and does not affect cash earnings. The rate for amortization per net equivalent barrel of oil and condensate was $4.82 for the three and nine months ended September 30, 1997 and $6.61 for the three and nine months ended September 30, 1996. The remaining unamortized balance of the net overriding Royalty Interest at September 30, 1997 is not necessarily indicative of the fair market value of the interest held by the Trust.

    While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1997 and December 31, 1996 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine months ended September 30, 1997 and 1996. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

    The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 1996 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.


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

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Item should be read in conjunction with the unaudited financial statements and the notes thereto in Item 1.

Liquidity and Capital Resources

    The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See, generally, Note 1 of Notes to Financial Statements in Item 1. Also, see the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in
Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for information concerning the estimated future net revenues of the Trust.

Results of Operations

    Royalty revenues are received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related royalty production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. Both revenues and Trust expenses are recorded on a cash basis for purposes of distributions to Unit holders and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarter ended September 30 of each year are attributable to the Company's operations during the quarter ended June 30 of that year, while royalties paid to the Trust and distributions to Unit holders in the nine month period ended September 30 of each year are attributable to the Company's operations during the first six months of such year and the last three months of the preceding year.

    The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the three quarterly periods ended September 30, 1997 and 1996 (see "THE ROYALTY INTEREST" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 for an explanation of the items listed below). The information in the table has been furnished by the Company.

                                   Quarter Ended                 Quarter Ended
                            ---------------------------   ---------------------------
                            6/30/97   3/31/97  12/31/96   6/30/96   3/31/96  12/31/95
                            -------   -------  --------   -------   -------  --------
Average WTI Price           $ 19.91     22.86     24.71     21.70     19.74     18.16
                             ------    ------    ------    ------    ------    ------
Chargeable Costs            $  8.85      8.85      8.50      8.50      8.50      8.25
Cost Adjustment Factor       1.2686    1.2647    1.2568    1.2409    1.2274    1.2171
                             ------    ------    ------    ------    ------    ------
Adjusted Chargeable Costs   $ 11.23     11.19     10.68     10.55     10.43     10.04
Production Taxes               2.16      2.61      2.89      2.45      2.17      1.94
                             ------    ------    ------    ------    ------    ------
                            $ 13.39     13.80     13.57     13.00     12.60     11.98
                             ------    ------    ------    ------    ------    ------
Per Barrel Royalty          $  6.52      9.06     11.13      8.70      7.14      6.18
                             ======    ======    ======    ======    ======    ======

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

Three and Nine Months Ended September 30, 1997 Compared to
Three and Nine Months Ended September 30, 1996

    The Trust's royalty revenues in the three-month period ended September 30, 1997 decreased approximately 25% from the quarter ended September 30, 1996; however, revenues in the nine-month period ended September 30, 1997 increased by approximately 21% over the comparable period ended September 30, 1996. The Average WTI Price in the second quarter of 1997 was approximately 8.2% below the Average WTI Price for the second quarter of 1996, but revenues received in the nine months ended September 30, 1997 benefitted from Average WTI Prices which were significantly higher in the fourth quarter of 1996 and the first quarter of 1997 (by 36.1% and 15.8%, respectively) than in fourth quarter of 1995 and the first quarter of 1996. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $0.39 (approximately 3%) from the second quarter of 1996 to the second quarter of 1997.

    Trust administrative expenses for the three months and nine months ended September 30, 1997 decreased by approximately 26% and 11.8%, respectively, from the comparable periods of 1996. Changes in Trust administrative expenses from period to period are affected by the timing of invoices submitted by service providers to the Trust.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    On October 15, 1997, the Trust received a cash royalty payment of $8,622,187 from the Company with respect to the period July 1, 1997 to September 30, 1997 and, after adding investment income of $20,827 and deducting expenses of $260,071, distributed $8,382,944, or approximately $0.392 per Unit, on October 20, 1997 to Unit holders of record on October 15, 1997.

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

   27    Financial Data Schedule

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BP PRUDHOE BAY ROYALTY TRUST

                                                BY: THE BANK OF NEW YORK,
                                                      as Trustee



                                                By:   /s/ Marie Trimboli
                                                    ------------------------
                                                         Marie Trimboli
                                                       Assistant Treasurer
Date: November 14, 1997


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