Form 10-K405
period 1997-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1998-03-30
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

      As of March 25, 1998, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing price of the Units in New York Stock Exchange composite trading on March 27, 1997 as reported in The Wall Street Journal) was approximately $315,650,000.

                    Documents Incorporated by Reference: None

                                TABLE OF CONTENTS


PART I                                                                       1
         ITEM 1.   BUSINESS                                                  1
                     INTRODUCTION                                            1
                     THE ROYALTY INTEREST                                    5
                     THE UNITS                                              10
                     THE BP SUPPORT AGREEMENT                               12
                     THE PRUDHOE BAY UNIT                                   13
                     INDEPENDENT OIL AND GAS CONSULTANTS' REPORT            18
                     INDUSTRY CONDITIONS                                    23
                     CERTAIN TAX CONSIDERATIONS                             23
         ITEM 2.   PROPERTIES                                               26
         ITEM 3.   LEGAL PROCEEDINGS                                        26
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS          26

PART II                                                                     27
         ITEM 5.   MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS     27
         ITEM 6.   SELECTED FINANCIAL DATA                                  27
         ITEM 7.   TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                      28
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              29
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                      40

PART III                                                                    40
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       40
         ITEM 11.  EXECUTIVE COMPENSATION                                   40
         ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                               40
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           40

PART IV                                                                     41
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K                                   41

SIGNATURES                                                                  43

INDEX TO EXHIBITS                                                           44

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

     Upon creation of the Trust, the Company conveyed to Standard Oil, and Standard Oil, in turn, conveyed to the Trust an overriding royalty interest (the "Royalty Interest"), which entitles the Trust to a royalty on 16.4246 percent of the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter from the working interest of the Company as of February 28, 1989 in the Prudhoe Bay Unit located on the North Slope in Alaska (see "THE PRUDHOE BAY UNIT" below). The Royalty Interest is free of any exploration and development expenditures.

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

Property of the Trust

     Except for cash and cash equivalents held by the Trustee from time to time, the property of the Trust consists exclusively of the Royalty Interest. The Royalty Interest was conveyed to the Trust pursuant to an Overriding Royalty Conveyance dated February 27, 1989 between the Company and Standard Oil and a Trust Conveyance dated February 28, 1989 between Standard Oil and the Trust. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively herein as the "Conveyance." For a description of the terms of the Royalty Interest, see "THE ROYALTY INTEREST" below. The discussion of the terms of the Conveyance herein is qualified in its entirety by reference to the rele-vant provisions of the Overriding Royalty Conveyance and the Trust Conveyance which are filed with the Securities and Exchange Commission as exhibits to this report.

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

WTI Price

     The "WTI Price" for any trading day means (i) the latest price (expressed in dollars per barrel) for West Texas intermediate crude oil of standard quality having a specific gravity of 40 degrees API for delivery at Cushing, Oklahoma ("West Texas Crude"), quoted for such trading day by the Dow Jones International Petroleum Report (which is published in The Wall Street Journal) or if the Dow Jones International Petroleum Report does not publish such quotes, then such price as quoted by Reuters, or if Reuters does not publish such quotes, then such price as quoted in Platt's Oilgram Price Report, or (ii) if for any reason such publications do not publish the price of West Texas Crude, then the WTI Price will mean, until the price quotations described in (i) are again available, the simple average of the daily mean prices (expressed in dollars per barrel) quoted for West Texas Crude by one major oil company, one petroleum broker and one petroleum trading company, in each case unaffiliated with BP and having substantial U.S. operations. Such major oil company, petroleum broker and petroleum trading company will be designated by the Company from time to time. In the event that prices for West Texas Crude are not quoted so as to permit the calculation of the WTI Price, "West Texas Crude," for the purposes of calculating the WTI Price will mean such other light sweet domestic crude oil of standard quality as is designated by the Company and approved by the Trustee in the exercise of its reasonable judgment, with appropriate allowance for transportation costs to the Gulf Coast (or other appropriate location) to equilibrate such price to the WTI Price. The WTI Price for any day which is not a trading day is the WTI Price for the next preceding trading day. See "INDUSTRY CONDITIONS" below.

Chargeable Costs

     The "Chargeable Costs" per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per barrel for the five calendar years ended December 31, 1997 were: $6.75 during 1993; $8.00 during 1994; $8.25 during 1995; $8.50 during 1996; and $8.85 during 1997.
Chargeable Costs for the calendar year ending December 31, 1998 and subsequent years are shown in the following table:

    For the          Chargeable          For the          Chargeable
  Year Ending         Costs Per        Year Ending         Costs Per
  December 31          Barrel          December 31          Barrel
  -----------          ------          -----------          ------

     1998              $ 9.30             2010              $14.50
     1999                9.80             2011               16.60
     2000               10.00             2012               16.70
     2001               10.75             2013               16.80
     2002               11.25             2014               16.90
     2003               11.75             2015               17.00
     2004               12.00             2016               17.10
     2005               12.25             2017               17.20
     2006               12.50             2018               20.00
     2007               12.75             2019               23.75
     2008               13.00             2020               26.50
     2009               13.25

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

     As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

                               Additions to Proved Reserves
                               ----------------------------
   Year ended
   December 31               Annual                Cumulative
   -----------               ------                ----------
                                       (Million STB)

     1988                      42.3                    42.3
     1989                      45.5                    87.8
     1990                      24.0                   111.8
     1991                     115.8                   227.6
     1992                     144.3                   371.9
     1993                     206.2                   578.1
     1994                      89.9                   668.0
     1995                      92.2                   760.2
     1996                     (21.0)                  739.2
     1997                      (1.5)                  737.7

     The Company anticipates further additions in future years to the proved reserves allocated to the Subject Leases. As of December 31, 1997, the cumulative additions to the proved reserves allocated to the Subject Leases were sufficient to prevent any reduction in Chargeable Costs during the years 2001 through 2005. However, downward revisions of proved reserve estimates in 1998 or subsequent years could result in a reduction of Chargeable Costs being required as described above in the year 2001 or thereafter.

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

Per Barrel Royalty Calculations

     The following table shows how the above-described factors interacted during each of the past five years to produce the Per Barrel Royalty paid for each of the calendar quarters indicated. The Per Barrel Royalty with respect to each calendar quarter is paid to the Trust on the fifteenth day of the month following the end of the quarter. See "THE UNITS - Distributions of Income" below.


           Average                  Cost         Adjusted                  Per
             WTI      Chargeable  Adjustment    Chargeable   Production   Barrel
            Price       Costs      Factor         Costs        Taxes     Royalty
            -----       -----      ------         -----        -----     -------
1993:
1st Qtr    $19.85       $6.75       1.171        $ 7.90        $2.24     $ 9.71
2nd Qtr     19.76        6.75       1.180          7.96         2.22       9.57
3rd Qtr     17.77        6.75       1.180          7.96         1.92       7.88
4th Qtr     16.43        6.75       1.180          7.96         1.72       6.74

1994:
1st Qtr     14.80        8.00       1.180          9.44         1.48       3.88
2nd Qtr     17.79        8.00       1.180          9.44         1.93       6.42
3rd Qtr     18.49        8.00       1.192          9.53         2.02       6.93
4th Qtr     17.67        8.00       1.192          9.53         1.90       6.23

1995:
1st Qtr     18.35        8.25       1.200          9.90         2.00       6.45
2nd Qtr     19.32        8.25       1.212         10.00         2.11       7.21
3rd Qtr     17.87        8.25       1.212         10.00         1.90       5.98
4th Qtr     18.16        8.25       1.217         10.04         1.94       6.18

1996:
1st Qtr     19.74        8.50       1.227         10.43         2.17       7.14
2nd Qtr     21.70        8.50       1.241         10.55         2.45       8.70
3rd Qtr     22.36        8.50       1.247         10.59         2.55       9.22
4th Qtr     24.71        8.50       1.257         10.68         2.89      11.13

           Average                   Cost        Adjusted                  Per
             WTI      Chargeable  Adjustment    Chargeable   Production   Barrel
            Price       Costs       Factor        Costs        Taxes     Royalty
            -----       -----       ------        -----        -----     -------
1997:
1st Qtr    $22.86       $8.85        1.265       $11.19        $2.61     $ 9.06
2nd Qtr     19.91        8.85        1.269        11.23         2.16       6.52
3rd Qtr     19.75        8.85        1.274        11.28         2.14       6.34
4th Qtr     19.94        8.85        1.280        11.33         2.16       6.45

     The combination of steep declines in WTI Prices since the fourth quarter of 1997 and the increase in Chargeable Costs from $8.85 per barrel in 1997 to $9.30 per barrel in 1998 may have a material adverse effect on the Per Barrel Royalty payable with respect to the first quarter of 1998 and, possibly, subsequent quarters. See "INDUSTRY CONDITIONS" below and Item 7.

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

     The Trust Agreement provides that the Trustee shall pay the Quarterly Distribution on the fifth day after the Trustee's receipt of the amount paid by the Company on the Quarterly Record Date, and that collected cash balances being held by the Trustee for distribution shall be invested in obligations issued or unconditionally guaranteed by the United States or any agency or instrumentality thereof and secured by the full faith and credit of the United States ("Government Obligations") or, if Government Obligations with a maturity date on the date of the distribution to Unit holders are not available, in repurchase agreements with banks having capital, surplus and undivided profits of
$100,000,000 or more (which may include The Bank of New York) secured by Government Obligations. If time does not permit the Trustee to invest collected funds in investments of the type described in the preceding sentence, the Trustee may invest such funds overnight in a time deposit with a bank meeting the foregoing requirement (including The Bank of New York).

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

         BP will be released from its obligation under the Support Agreement upon the sale or transfer of all or substantially all of the Company's working interest in the Prudhoe Bay Unit if the transferee agrees to assume and be bound by BP's obligation under the Support Agreement in a writing reasonably satisfactory to the Trustee and if the transferee is an entity having a rating assigned to outstanding unsecured, unsupported long term debt from Moody's Investors Service, Inc. of at least A3 or from Standard & Poor's Ratings Group of at least A- or an equivalent rating from at least one nationally-recognized statistical rating organization (after giving effect to the sale or transfer to such entity of all or substantially all of the Company's working interest in the Prudhoe Bay Unit and the assumption by such entity of all of the Company's obligations under the Conveyance and of all BP's obligations under the Support Agreement).


                              THE PRUDHOE BAY UNIT

General

     The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 1997, approximately 9.7 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $17.2 billion gross capital spent and a total of about 1,790 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

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

     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 1997 is summarized in the following table:

                                           Oil Rim           Gas Cap
                                           -------           -------

     BP                                     51.22% (a)        13.84%
     Arco                                   21.87             42.56
     Exxon                                  21.87             42.56
     Mobil/Phillips/Chevron                  4.44              1.04
     Others                                  0.60              0.00
                                           ------            ------
     Total                                 100.00%           100.00%
                                           ======            ======

---------------
     (a) The Trust's share of oil production is computed based on BP's ownership interest of 50.68 percent as of February 28, 1989.

Historical Production

     Production began on June 19, 1977, with the completion of the Trans Alaska Pipeline System. The pipeline has a capacity of approximately 1.4 million STB of oil per day.

     As of December 31, 1997, there were about 1,060 producing oil wells, 38 gas reinjection wells, 55 water injection wells and 127 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 60 to 5,000 STB of oil per day. Currently, the average well production rate is about 731 STB of oil per day.

     The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follow during the periods indicated:

                            Oil                        Condensate
    Year            ---------------------         ---------------------
    Ended           Total         Subject         Total         Subject
 December 31        Field         Leases          Field         Leases
 -----------        -----         ------          -----         ------
                                  (Million STB per day)

    1993            906.8          402.2          150.0          18.2
    1994            785.5          348.4          177.5          21.5
    1995            659.3          292.4          200.0          24.2
    1996            583.1          258.6          187.6          22.7
    1997            512.8          227.4          177.1          21.4

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

     Several different oil recovery mechanisms are currently active in the Field, including pressure depletion, gravity drainage/gas cap expansion, water flooding and miscible gas flooding. Separate yet integrated reservoir management strategies have been developed for the areas affected by each of these recovery processes.

Reserve Estimates

     The Company's net proved remaining reserves of oil and condensate in the Prudhoe Bay Unit as of December 31, 1997 were estimated to be approximately 1,166.1 million STB, of which approximately 1,154.7 million STB were associated with the Subject Leases. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 barrels per day until the year 2009. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030; however, on the basis of the economic conditions and reserve estimates as of December 31, 1997, the Per Barrel Royalty will be zero after the year 2009.

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

     The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 1997 were 64.8 million barrels of oil and condensate, of which 63.5 million barrels were proved developed reserves and 1.3 million barrels were proved undeveloped reserves. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 1997 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $108 million, with a present value of $78 million. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

     There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attrib-utable to the Trust are estimated by allocating to the Trust its share of estimated future production from the Field, based on WTI Prices.

         The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                           Net Proved Reserves
                    --------------------------------         WTI Prices
  December 31       Subject Leases (a)     Trust (b)         Per Barrel
  -----------       ------------------     ---------         ----------
                              (Million STB)

     1993                 1,439.9              43.2             $14.15
     1994                 1,395.0              81.0              17.75
     1995                 1,371.4              81.0              19.58
     1996                 1,247.0             111.1              25.93
     1997                 1,154.7              64.8              17.78
-------------

     (a) Includes proved undeveloped reserves of 243.1 million STB at December 31, 1993; 211.0 million STB at December 31, 1994; 275.2 million STB at December 31, 1995; 223.4 million STB at December 31, 1996; and 190.2 million STB at December 31, 1997.

     (b) Includes proved undeveloped reserves of 0 STB at December 31, 1993 and 1994; 0.8 million STB at December 31, 1995; 9.1 million STB at December 31, 1996; and 1.3 million STB at December 31, 1997.

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

     The Company is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the Prudhoe Bay Unit working interest owners. However, several such investments which would augment Prudhoe Bay projects are already in process. These include additional drilling, water flood expansions and miscible injection continuation/expansion projects. Other possible investments could include expanded gas cycling, miscible/water flood infill drilling, miscible injection supply increases to peripheral areas, heavy oil tar recovery and development of the smaller reservoirs. While there is no assurance that the Prudhoe Bay Unit working interest owners will make any such investments they do regularly assess the technical and economic attractiveness of implementing further projects to increase Prudhoe Bay Unit proved reserves.

     In the event of changes in the Company's current assumptions, oil and condensate recoveries may be reduced from the current estimates, unless recovery projects other than those included in the current estimates are implemented.

                   INDEPENDENT OIL AND GAS CONSULTANTS' REPORT

           MILLER AND LENTS, LTD.                MARTIN G. MILLER (1948-1980)
           OIL AND GAS CONSULTANTS               MAX R. LENTS
            TWENTY-SEVENTH FLOOR                 KENNETH B. FORD
               1100 LOUISIANA                    P. G. VON TUNGELN
          HOUSTON, TEXAS 77002-5216              JAMES C. PEARSON
                                                 S. J. STIEBER
           TELEPHONE 713 651-9455                LARRY M. GRING
            TELEFAX 713 654-9914                 JAMES A. COLE
                                                 K. R. CHEATHAM
   email: millerandlents@worldnet.att.net        J. L. POWELL
                                                 WILLIAM P. KOZA
                                                 CHARLES G. GUFFEY
              February 10, 1998                  MICHAEL S. YOUNG
                                                 WILLIAM K. KIBLER
                                                 KAREN F. LOVING
                                                 CHRISTOPHER A. BUTTA
                                                 GREGORY W. ARMES
                                                 GARY B. KNAPP
                                                 LUCY B. KING
                                                 R. LEE COMER
                                                 GEORGE SCHAEFER
                                                 CARL D. RICHARD



The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York 10286

                    Re: Estimates of Proved Reserves, Future Production Rates, and Future Net Revenues for the BP Prudhoe Bay Royalty Trust As of December 31, 1997

Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1997. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 6, 1998, addressed to Ms. Marie Trimboli of The Bank of New

York and signed by Mr. Stewart N. Broome. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

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

     4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1997, of 64.8 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 64.8 million barrels of total Proved Reserves, 63.5 million barrels are Proved Developed Reserves, and 1.3 million barrels are Proved Undeveloped Reserves.

     5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 1997, production of the Proved Reserves will result in Estimated Future Net Revenues of $108 million and Present Value of Estimated Future Net Revenues of $78 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

     6.   BP Exploration  (Alaska) Inc. estimated that, as of December 31, 1997,
          737.7 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

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

     8. Based on the West Texas Intermediate Price of $17.78 per barrel on December 31, 1997, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2009 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 1997, the Per Barrel Royalty will be zero following the year 2009. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

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

                         Very truly yours,

                         MILLER AND LENTS, LTD.             [STATE OF TEXAS
                                                                    *
                                                            WILLIAM P. KOZA
                         By /s/ William P. Koza                   58894
                            -------------------
                            William P. Koza                    REGISTERED
                            Vice President                    PROFESSIONAL
                                                                ENGINEER]
WPK/hsd

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

     Oil prices are subject to international supply and demand. Political and economic developments in various parts of the world and concerted action by members of the Organization of Petroleum Exporting Countries ("OPEC") and non-OPEC oil exporting countries can significantly affect world oil supply and oil prices.

     Since the fourth quarter of 1997, world oil prices have declined sharply, falling below $14 per barrel for the first time since 1986. The drop in world oil prices has been attributed to the economic turmoil affecting a number of Asian countries and to an unusually warm winter in Europe and North America, both of which sharply reduced demand for oil. The drop in demand for oil coincided with an increase in supply. The OPEC cartel increased production quotas in November 1997, and several of its members, such as Venezuela and Nigeria, continue to exceed their quotas. In addition, the United Nations is in the process of raising the limit on oil sales by Iraq.

     On March 22, 1998, Saudi Arabia, Venezuela and Mexico announced an agreement among OPEC and some non-OPEC oil exporting countries to reduce world output by up to 2,000,000 barrels per day. If the parties adhere to this agreement, it may result in an increase oil prices. However, due to the many political, economic and other factors influencing oil prices, the duration and magnitude of any recovery in oil prices is uncertain and there can be no assurance that oil prices in the near future will recover to, or approach, the price levels that have pertained during the past two years.


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

Taxation of Unit Holders

     In computing his federal income tax liability, each Unit holder is required to take into account his share of all items of Trust income, gain, loss, deduction, credit and tax preference, based on the Unit holder's method of accounting. Consequently, it is possible that in any year a Unit holder's share of the taxable income of the Trust may exceed the cash actually distributed to him in that year. For example, if the Trustee should establish a reserve or borrow money to satisfy debts and liabilities of the Trust income used to establish the reserve or to repay the loan must be reported by the Unit holder, even though the income is not distributed to the Unit holder.

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

Depletion Deductions

     The owner of an economic interest in producing oil and gas properties is entitled to deduct an allowance for the greater of cost depletion or (if otherwise allowable) percentage depletion on each such property. A Unit holder's deduction for cost depletion in any year is calculated by multiplying the holder's adjusted tax basis in his Units (generally his cost less prior depletion deductions) by Royalty Production during the year and dividing that product by the sum of Royalty Production during the year and estimated remaining Royalty Production as of the end of the year. The allowance for percentage depletion generally does not apply to interests in proven oil and gas properties that were transferred after December 31, 1974 and prior to October 12, 1990. The Omnibus Budget Reconciliation Act of 1990 repealed this rule for transfers occurring on or after October 12, 1990. Unit holders who acquired their Units on or after that date may be permitted to deduct an allowance for percentage depletion if such deduction would otherwise exceed the allowable deduction for cost depletion. In order to take percentage depletion, a Unit holder must qualify for the "independent producer" exemption contained in section 613A(c) of the Internal Revenue Code of 1986. Percentage depletion is based on the Unit holder's gross income from the Trust rather than on his adjusted basis in his Units. Any deduction for cost depletion or percentage depletion allowable to a Unit holder reduces his adjusted basis in his Units for purposes of computing subsequent depletion or gain or loss on any subsequent disposition of Units.

     Unit holders must maintain records of their adjusted basis in their Units, make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Units.

Taxation of Foreign Unit Holders

     Generally, a holder of Units who is a nonresident alien individual or which is a foreign corporation (a "Foreign Taxpayer") is subject to tax of on the gross income produced by the Royalty Interest at a rate equal to 30 percent (or at a lower treaty rate, if applicable). This tax is withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty Interest as effectively connected with the conduct of a United States trade or business under Internal Revenue Code section 871 or section 882, or pursuant to any similar provisions of applicable treaties. If a Foreign Taxpayer makes this election, it is entitled to claim all deductions with respect to such income, but a United States federal income tax return must be filed to claim such deductions. This election once made is irrevocable unless an applicable treaty allows the election to be made annually.

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

                                     PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are listed on the New York Stock Exchange (ticker symbol BPT). The following table shows the high and low sales prices of the Units in New York Stock Exchange composite transactions (as reported by Dow Jones Historical Stock Quote Reporter Service), and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 1997.

                                                                 Distributions
                                   High              Low            Per Unit
                                   ----              ---            --------
     1996:
     First Quarter               $16 1/2          $14 3/8            $.386
     Second Quarter               17               14 1/4             .439
     Third Quarter                17 3/4           14 7/8             .533
     Fourth Quarter               17 7/8           16 1/4             .582

     1997:
     First Quarter                18 3/4           15 1/2             .702
     Second Quarter               16 13/16         15                 .551
     Third Quarter                18 3/16          16 1/4             .399
     Fourth Quarter               18 3/8           15 5/16            .392

     As of March 24, 1998, 21,400,000 Units outstanding and were held by 1,385 holders of record.

     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See "INDUSTRY CONDITIONS" in Item 1 and Item 7.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents in summary form selected financial information regarding the Trust.

                            1997           1996           1995            1994           1993
                            ----           ----           ----            ----           ----
                                          (In thousands, except per Unit amounts)

Royalty revenues       $   44,582         42,263          34,886          32,401        51,727
Interest income                21              0               0               0             0
Trust administration
  expenses                    845            750             688             658           554
                       ----------     ----------      ----------      ----------    ----------
Cash earnings          $   43,758         41,513          34,198          31,743        51,173
                       ==========     ==========      ==========      ==========    ==========

Cash distributions     $   43,758         41,513          34,198          31,743        51,173
                       ==========     ==========      ==========      ==========    ==========
Cash distributions
  per unit             $    2.045          1.940           1.598           1.483         2.391
                       ==========     ==========      ==========      ==========    ==========

Units outstanding      21,400,000     21,400,000      21,400,000      21,400,000    21,400,000
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

Results of Operations

     Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. Both revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the years ended December 31, 1997, 1996 and 1995 are attributable to the Company's operations during the twelve-month periods ended September 30, 1997, 1996 and 1995, respectively.

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

     As a result of the severe drop in world oil prices during the first quarter of 1998 (see "INDUSTRY CONDITIONS" in Item 1), the royalty revenues and cash distributions of the Trust may be significantly reduced in the second quarter of 1998. After giving effect to the 1998 increase in Chargeable Costs to $9.30 per barrel (and assuming no change in the Cost Adjustment Factor or Production Taxes), on any trading day during 1998 on which the WTI Price is less than approximately $14.06 per barrel, no Per Barrel Royalty is payable with respect to that day's Royalty Production. The WTI Price has fallen below $14.06 per barrel on a number of trading days during the first quarter of 1998 (at one point reaching $13.23 per barrel) and, until March 23, 1998, the day after the announcement of an agreement among OPEC and certain non-OPEC countries to restrict oil production, WTI Prices had not exceeded $15.00 per barrel since January 1998. As a consequence, the Trustee anticipates that the payment by the Company on or about April 15, 1998 of royalties with respect to the quarter ending March 31, 1998 will be materially less than the royalty payment received by the Trust in January 1998 with respect to the fourth quarter of 1997. If world oil prices fail to recover significantly, royalty payments by the Company to the Trust with respect to subsequent quarters also may be adversely affected. Scheduled increases in Chargeable Costs in 1999 and future years will have an increasingly adverse effect on royalty payments to the Trust should world oil prices remain at current levels

1996 compared to 1995

     Royalty revenues and cash distributions in 1996 increased by approximately 21.2% and 21.4%, respectively, from 1995, reflecting continued increases in average WTI Prices, principally in the second and third quarters of 1996, that outpaced increases in Adjusted Chargeable Costs and Production Taxes. Trust administration expenses increased by 9.0% from 1995 to 1996, but, in relation to cash earnings, fell to 1.8% in 1996 from 2.0% in 1995.

1997 compared to 1996

     Royalty revenues and cash distributions in 1997 increased by approximately 5.5% and 5.4%, respectively, from 1996, principally as a result of high average WTI Prices in the fourth quarter of 1996 and the first quarter of 1997 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Trust administration expenses increased by 12.7% from 1996 to 1997, reflecting timing differences in the payment by the Trustee of certain expenses, but, as a percentage of cash earnings, increased only slightly to 1.9%.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           30

Statements of Assets, Liabilities and Trust Corpus
  As of December 31, 1997 and 1996                                     31

Statements of Cash Earnings and Distributions for
  the years ended December 31, 1997, 1996 and 1995                     32

Statements of Changes in Trust Corpus for the years
  ended December 31, 1997, 1996 and 1995                               33

Notes to Financial Statements                                          34

                          Independent Auditors' Report

To the Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1997 and 1996, and the related statements of cash earnings and distributions and changes in Trust Corpus for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in note 2, these financial statements were prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and Trust Corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1997 and 1996, and its cash earnings and distributions and its changes in Trust Corpus for each of the years in the three-year period ended December 31, 1997, on the basis of accounting described in note 2.


                                                        /s/KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP


New York, New York
March 13, 1998

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                           December 31, 1997 and 1996
                        (In thousands, except unit data)



         Assets                                             1997         1996
                                                            ----         ----
Royalty Interest (notes 1 and 2)                        $ 535,000      535,000
    Less:  accumulated amortization                      (291,976)    (265.970)
                                                        ---------    ---------


                   Total assets                         $ 243,024      269,030
                                                        =========    =========


         Liabilities and Trust Corpus

Accrued expenses                                        $     195           90
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                      242,829      268,940


                   Total liabilities and Trust Corpus   $ 243,024      269,030
                                                        =========    =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

              For the Years Ended December 31, 1997, 1996 and 1995
                        (In thousands, except unit data)



                                      1997          1996          1995
                                      ----          ----          ----
Royalty revenues                $    44,582        42,263        34,886

Interest income                          21             0             0

Trust administrative expenses           845           750           688
                                -----------   -----------   -----------

Cash earnings                   $    43,758        41,513        34,198
                                ===========   ===========   ===========

Cash distributions              $    43,758        41,513        34,198
                                ===========   ===========   ===========

Cash distributions per unit     $     2.045         1.940         1.598
                                ===========   ===========   ===========

Units outstanding                21,400,000    21,400,000    21,400,000
                                ===========   ===========   ===========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

              For the Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)


                                              1997         1996         1995
                                              ----         ----         ----
Trust Corpus at beginning of year         $ 268,940      304,544      340,193
Cash earnings                                43,758       41,513       34,198
(Increase) decrease in accrued expenses        (105)          36           (8)
Cash distributions                          (43,758)     (41,513)     (34,198)
Amortization of Royalty Interest            (26,006)     (35,640)     (35,641)
                                          ---------    ---------    ---------


Trust Corpus at end of year               $ 242,829      268,940      304,544
                                          =========    =========    =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

(1)  FORMATION OF THE TRUST AND ORGANIZATION

          BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (the "Trustee") and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of the British Petroleum Company p.l.c. ("BP").

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

          The trustees of the Trust are The Bank of New York, a New York corporation authorized to do a banking business, and The Bank of New York (Delaware), a Delaware banking corporation. The Bank of New York (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Trust Act. The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

          The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the "WTI Price") for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence). For years subsequent to 2001, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field's proved reserves do not meet certain specific levels.

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

                          BP PRUDHOE BAY ROYALTY TRUST

     (b) After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period have been materially and adversely affected by certain events) or upon a vote of holders of not less than 60% of the outstanding Trust Units.

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

     (c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 111,000,000, 80,991,000 and 80,991,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the years ended December 31, 1997, 1996 and 1995, respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $4.82, $6.61 and $6.61 for the years ended December 31, 1997, 1996 and 1995, respectively. The remaining unamortized balance of the net overriding Royalty Interest at December 31, 1997 is not necessarily indicative of the fair market value of the interest held by the Trust.

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

                          BP PRUDHOE BAY ROYALTY TRUST

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


(4)  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

          A summary of selected quarterly financial information for the years ended December 31, 1997 and 1996 is as follows (in thousands, except unit data):

                                                 1st          2nd          3rd          4th
                                               Quarter      Quarter      Quarter      Quarter
                                               -------      -------      -------      -------
     1997
           Royalty revenues                $    15,138       12,052        8,770        8,622
           Trust administrative expenses           107          257          221          239
                                             ---------      -------      -------       ------
           Cash earnings                        15,031       11,795        8,549        8,383
           Cash distributions                   15,031       11,795        8,549        8,383
           Cash distributions per unit           0.702        0.551        0.399        0.392

     1996
           Royalty revenues                $     8,411        9,610       11,701       12,541
           Trust administrative expenses           151          213          299           87
                                             ---------      -------      -------       ------
           Cash earnings                         8,260        9,397       11,402       12,454
           Cash distributions                    8,260        9,397       11,402       12,454
           Cash distributions per unit           0.386        0.439        0.533        0.582

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

                          BP PRUDHOE BAY ROYALTY TRUST

(5), Continued

          There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 1997 ($17.53 per barrel), December 31, 1996 ($25.93 per barrel) and December 31, 1995 ($19.58 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

          In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 2001, if additions to the Field's proved reserves from January 1, 1988 (after certain adjustments) do not meet certain specified levels, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year. Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time. Accordingly, in estimating the reserve volumes attributable to the Trust, Chargeable Costs were reduced by the maximum amount in years subsequent to 1997, after considering the amount of reserves that have been added to the Field's proved reserves from January 1, 1988.

          Net proved reserves of oil and condensate attributable to the Trust as of December 31, 1997, 1996 and 1995 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 1997, 1996 and 1995 and a reduction in Chargeable Costs in years subsequent to 1997, were estimated to be 65, 111 and 81 million barrels, respectively (of which 64, 102 and 80 million barrels, respectively, are proved developed).

          The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 1997, 1996 and 1995 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $17.53, $25.93 and $19.58, respectively, were as follows (in thousands):

                          BP PRUDHOE BAY ROYALTY TRUST

(5), Continued

                                    December 31, December 31, December 31,
                                        1997         1996         1995
                                        ----         ----         ----


          Future net cash flows     $ 108,455      779,517      331,052
          10% annual discount for
            estimated timing of
            cash flows                (30,649)    (367,217)    (128,458)
                                    ---------    ---------    ---------

          Standardized measure of
            discounted future net
            cash flow relating to
            proved reserves (a)     $  77,806      412,300      202,594
                                    =========    =========    =========

     (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1997, would be $69,220, $388,249 and $202,602 at December 31, 1997, 1996 and 1995, respectively.

     The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                1997         1996         1995
                                                ----         ----         ----
          Revisions of prior estimates:
             Reserve volumes                $  33,018       21,565        1,678

             WTI price                       (417,392)     278,082       79,833
             Chargeable costs - inflation     (13,526)     (18,891)     (11,791)
             Production taxes                  63,400      (40,513)     (10,279)
             Other                             (3,006)      (1,807)      (1,504)
                                            ---------    ---------    ---------
                                             (337,506)     238,436       57,937
          Royalty income received (b)         (38,218)     (48,989)     (34,803)
          Accretion of discount                41,230       20,259       16,315
                                            ---------    ---------    ---------

          Net (decrease) increase during

            the year                        $(334,494)     209,706       39,449
                                            =========    =========    =========

     (b) Royalty income received for 1997, 1996 and 1995 includes the royalty applicable to the period October 1, 1997 through December 31, 1997 ($8,773), October 1, 1996 through December 31, 1996 ($15,138) and
          October 1, 1995 through December 31, 1995 ($8,411), which was received by the Trust in January 1998, 1997 and 1996, respectively.

                          BP PRUDHOE BAY ROYALTY TRUST

(5), Continued

     The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

          Estimated net proved reserves of oil
            and condensate at December 31, 1995             80,991
          Production                                        (5,410)
          Change in timing of estimated production          35,485
                                                       -----------

          Estimated net proved reserves of oil
            and condensate at December 31, 1996            111,066
          Production                                        (5,395)
          Change in timing of estimated production         (40,902)
                                                       -----------

          Estimated net proved reserves of oil
            and condensate at December 31, 1997             64,769
                                                       ===========
          Proved reserves:

              December 31, 1995                             80,991
                                                       ===========

              December 31, 1996                            111,066
                                                       ===========

              December 31, 1997                             64,769
                                                       ===========


As of December 31, 1997, the 64.8 million barrels of proved reserves were comprised of 63.5 million barrels of proved developed reserves and 1.3 million barrels of proved undeveloped reserves.

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


ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners

     As of March 26, 1998, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     (a)  FINANCIAL STATEMENTS

     The  following  financial  statements of the Trust are included in Part II,
Item 8:

          Independent Auditors' Report

          Statements of Assets, Liabilities and Trust Corpus as of December 31, 1997 and 1996

          Statements of Cash Earnings and Distributions for the years ended December 31, 1997, 1996, and 1995

          Statements of Changes in Trust Corpus for the years ended December 31, 1997, 1996, and 1995

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

     27   Financial Data Schedule

     (d)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BP PRUDHOE BAY ROYALTY TRUST

                                     THE BANK OF NEW YORK, as Trustee


                                     By: /s/ Marie Trimboli
                                         ------------------
                                         Marie Trimboli
                                         Assistant Treasurer
March 30, 1998

     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

                                INDEX TO EXHIBITS

      Exhibit                           Exhibit
        No.                           Description
        ---                           -----------

       4.1* BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

       4.2* Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

       4.3* Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

       4.4* Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The standard Oil Company and BP Prudhoe Bay Royalty Trust.

      27       Financial Data Schedule.  Filed herewith.

-----------
     * Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1- 10243).
                                       44