Form 10-Q
period 1998-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1998-05-15
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ______________.


                         Commission File Number 1-10243
                                                -------

                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                              13-6943724
             ---------------------------------             -------------------
               (State or other jurisdiction                 (I.R.S. Employer
             of incorporation or organization)             Identification No.)

                   THE BANK OF NEW YORK
                    101 Barclay Street
                    New York, New York                           10286
         ----------------------------------------              ----------
         (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (212) 815-5092

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 14, 1998 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus


                        (In thousands, except unit data)



                                                        March 31,
                                                           1998      December 31,
                   Assets                              (Unaudited)       1997
                   ------                              -----------   ------------
Royalty Interest (notes 1 and 2)                        $ 535,000       535,000
        Less: accumulated amortization                   (302,926)     (291,976)
                                                        ---------     ---------

                         Total assets                   $ 232,074       243,024
                                                        =========     =========

        Liabilities and Trust Corpus

Accrued expenses                                              223           195

Trust corpus (40,000,000 units of beneficial
        interest authorized, 21,400,000 units
        issued and outstanding)                           231,851       242,829
                                                        ---------     ---------

                         Total liabilities and
                            Trust corpus                $ 232,074       243,024
                                                        =========     =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                   -----------------------------
                                                       1998            1997
                                                   ------------    -------------

Royalty revenues                                   $      8,773          15,138
Interest income                                               5            --
Refund of overpayment of expenses                           142            --
        Less: trust administrative expenses                (103)           (107)
                                                   ------------    ------------

Cash earnings                                      $      8,817          15,031
                                                   ============    ============


Cash distributions                                 $      8,817          15,031
                                                   ============    ============

Cash distributions per unit                        $       .412             .70
                                                   ============    ============

Units outstanding                                    21,400,000      21,400,000
                                                   ============    ============


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ---------        ----------
Trust corpus at beginning of period                  $ 242,829          268,940
Cash Earnings                                            8,817           15,031
Increase in accrued expenses                               (28)            (124)
Cash distributions                                      (8,817)         (15,031)
Amortization of Royalty Interest                       (10,950)          (6,413)
                                                     ---------        ---------

Trust corpus at end of period                        $ 231,851          262,403
                                                     =========        =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                 March 31, 1998
                                   (Unaudited)

(1)      Formation of the Trust and Organization

         BP Prudhoe Bay Royalty Trust (the "Trust") was formed pursuant to a Trust Agreement, dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (the "Trustee"), and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of The British Petroleum Company p.l.c. ("BP").

         On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") on 16.4246% of the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company's working interest in the Prudhoe Bay Field as of February 28, 1989, located on the North Slope of Alaska. Trust Unit Holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed performance by the Company of its payment obligations with respect to the Royalty Interest.

         The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities and the protection of the Royalty Interest.

(2)      Basis of Accounting

         The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust's assets, liabilities and trust corpus and cash earnings and distributions as follows:

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

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
                                   (Unaudited)



(2), Continued


         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 65,000,000 barrels and 111,000,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the three-month period ended March 31, 1998 and year ended December 31, 1997, respectively). Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $8.23 and $4.82 for the three months ended March 31, 1998 and 1997, respectively. The remaining unamortized balance of the net overriding Royalty Interest at March 31, 1998 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 1998 and December 31, 1997 and the modified cash earnings and distributions and changes in Trust corpus for the three months ended March 31, 1998 and 1997. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

         The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 1997 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.


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

ITEM 2. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See Note 1 of Notes to Financial Statements in Part I, Item 1, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 for information concerning the estimated future net revenues of the Trust.


Results of Operations

        Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. Both revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 1998 and 1997 are attributable to the Company's operations during the three-month periods ended December 31, 1997 and 1996, respectively.

        The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 1998 and 1997 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                       Quarter Ended
                                        December 31,
                                   --------------------
                                    1997          1996
                                    ----          ----

Average WTI Price                  $19.94       $ 24.71
                                   ------       -------
Chargeable Costs                   $ 8.85       $  8.50
Cost Adjustment Factor               1.27        1.2568
                                   ------       -------
Adjusted Chargeable Costs           11.33         10.68
Production Taxes                     2.16          2.89
                                   ------       -------
                                    13.49         13.57
                                   ------       -------
Per Barrel Royalty                 $ 6.45       $ 11.13
                                   ======       =======

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

Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

        The Trust's royalty revenues in the quarter ended March 31, 1998 decreased approximately 42 percent over revenues in the quarter ended March 31, 1997, principally as a result of the decrease in the Average WTI Price for the quarter ended December 31, 1997, which was lower than the Average WTI Price for the quarter ended December 31, 1996 by $4.77 (a decrease of approximately 19 percent). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) decreased by only $0.08 (approximately
0.6 percent) from the fourth quarter of 1996 to the fourth quarter of 1997.

        Cash earnings and distributions for the first quarter of 1998 decreased by approximately 41 percent over the first quarter of 1997 due primarily to a decrease in the Average WTI Price for the quarter ended December 31, 1997.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None

ITEM 2.  CHANGES IN SECURITIES

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.  OTHER INFORMATION

        On April 15, 1998, the Trust received a cash distribution of $3,316,723 from the Company with respect to the quarter ended March 31, 1998 and, after adding interest income of $12,401 and deducting expenses of $234,510, distributed $3,094,614, or approximately $0.145 per Unit, to Unit holders of record on April 15, 1998.

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

        27      Financial Data Schedule

        (b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    BP PRUDHOE BAY ROYALTY TRUST

                                                    BY: THE BANK OF NEW YORK,
                                                        as Trustee


                                                    By: /s/ Marie Trimboli
                                                        -------------------
                                                        Marie Trimboli
                                                        Assistant Treasurer
Date: May 15, 1998


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