Form 10-Q
period 1998-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1998-08-14
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------

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


Registrant's telephone number, including area code: (212) 815-5092
                                                    --------------

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 14, 1998 21,400,000 Units of Beneficial Interest were outstanding.

PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          BP PRUDHOE BAY ROYALTY TRUST

                                  June 30, 1998

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)


                                                           June 30,
                                                             1998            December 31,
                   Assets                                 (Unaudited)            1997
                   ------                                 -----------        ------------
Royalty Interest (notes 1 and 2)                           $ 535,000          $ 535,000
Less: accumulated amortization                              (313,997)          (291,976)
                                                           ---------          ---------

                         Total assets                      $ 221,003            243,024
                                                           =========          =========


        Liabilities and Trust Corpus
        ----------------------------

Accrued expenses                                                 331                195

Trust corpus (40,000,000 units of beneficial
        interest authorized, 21,400,000 units
        issued and outstanding)                              220,672            242,829
                                                           ---------          ---------

                         Total liabilities and
                            Trust corpus                   $ 221,003          $ 243,024
                                                           =========          =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)


                                           Three months ended                    Six months ended
                                                 June 30,                             June 30,
                                     -----------------------------        ------------------------------
                                        1998              1997               1998              1997
                                        ----              ----               ----              ----
Royalty revenues                     $     3,317       $    12,052        $    12,090        $    27,190
Interest income                               12                --                 17                 --
Refund of overpayment of expenses             --                --                141                 --
  Less: trust administrative
        expenses                            (234)             (257)              (337)              (364)
                                     -----------       -----------        -----------        -----------
Cash earnings                        $     3,095       $    11,795        $    11,911        $    26,826
                                     ===========       ===========        ===========        ===========
Cash distributions                   $     3,095       $    11,795        $    11,911        $    26,826
                                     ===========       ===========        ===========        ===========
Cash distributions per unit          $      .145       $      .551        $      .557        $     1.253
                                     ===========       ===========        ===========        ===========
Units outstanding                     21,400,000        21,400,000         21,400,000         21,400,000
                                     ===========       ===========        ===========        ===========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)


                                              Three months ended              Six months ended
                                                   June 30,                       June 30,
                                          ------------------------        ------------------------
                                           1998             1997             1998           1997
                                           ----             ----             ----           ----
Trust corpus at beginning of period       $231,851        $262,403        $242,829        $268,940
Cash Earnings                                3,095          11,795          11,911          26,826
Decrease/(increase) in accrued
        expenses                              (107)             29            (136)            (95)
Cash distributions                          (3,095)        (11,795)        (11,911)        (26,826)
Amortization of Royalty Interest           (11,072)         (6,483)        (22,021)        (12,896)
                                          --------        --------        --------        --------
Trust corpus at end of period             $220,672        $255,949        $220,672        $255,949
                                          ========        ========        ========        ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                  June 30, 1998
                                   (Unaudited)

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

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
                                   (Unaudited)



(2), Continued


         (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 65,000,000 barrels and 111,000,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the six-month period ended June 30, 1998 and year ended December 31, 1997, respectively). Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $8.23 for the three and six months ended June 30, 1998 and $4.82 for the three and six months ended June 30, 1997. The remaining unamortized balance of the net overriding Royalty Interest at June 30, 1998 is not necessarily indicative of the fair market value of the interest held by the Trust.

         While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1998 and December 31, 1997 and the modified cash earnings and distributions and changes in Trust corpus for the three and six months ended June 30, 1998 and 1997. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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


Results of Operations

        Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. Both revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 1998 and 1997 are attributable to the Company's operations during the three-month periods ended March 31, 1998 and 1997, respectively.

        The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 30, 1998 and 1997 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                                 Quarter Ended
                                                    March 31,
                                            ------------------------
                                             1998               1997
                                             ----               ----

Average WTI Price                           $15.96            $ 22.86
                                            ------            -------
Chargeable Costs                            $ 9.30            $  8.85
Cost Adjustment Factor                      1.2797             1.2647
                                            ------            -------
Adjusted Chargeable Costs                    11.90              11.19
Production Taxes                              1.56               2.61
                                            ------            -------
                                             13.46              13.80
                                            ------            -------
Per Barrel Royalty                          $ 2.49            $  9.06
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

       As a result of the severe drop in world oil prices during the second and third quarters of 1998, the royalty revenues and cash distributions of the Trust may be significantly reduced in the third and fourth quarters of 1998. After giving effect to the Chargeable Costs, Cost Adjustment Factor and Production Taxes, on any trading day during the second and third quarters of 1998 on which the WTI Price is less than approximately $13.03 per barrel, no Per Barrel royalty is payable with respect to that day's Royalty Production. The WTI Price has fallen below this level a number of times during the second and third quarters of 1998. As a consequence, the payment received from the Company on July 15, 1998 with respect to the quarter ended June 30, 1998 was, and the Trustee anticipates that the payment by the Company on or about October 15, 1998 of royalties with respect to the quarter ending September 30, 1998 will continue to remain, historically low. Furthermore, given that the calculation of the total Royalty Production for any given quarter is comprised of the sum of the product of the Royalty Production for each day in such quarter, positive days of Royalty Production (after deducting for the Chargeable Costs, Cost Adjustment Factor and Production Taxes) will be offset by negative days of Royalty Production (as long as the sum for the entire quarter does not equal less than zero). Accordingly, if the WTI Price on any particular day in a quarter is less than $13.03 per barrel, any subsequent increase in the WTI Price during such quarter will be offset by the cumulative effect of days during such quarter on which WTI Prices were less than $13.03 per barrel. Scheduled increases in Chargeable Costs in 1999 and future years will also have an increasingly adverse effect on royalty payments to the Trust should world oil prices remain at current or lower levels.


Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

        The Trust's royalty revenues in the quarter ended June 30, 1998 decreased approximately 72 percent over revenues in the quarter ended June 30, 1997, principally as a result of the decrease in the Average WTI Price for the quarter ended March 31, 1998, which was lower than the Average WTI Price for the quarter ended March 31, 1997 by $6.90 (a decrease of approximately 30 percent). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) decreased by $0.34 (approximately 2.5 percent) from the first quarter of 1997 to the first quarter of 1998.

        Cash earnings and distributions for the second quarter of 1998 decreased by approximately 74 percent over the second quarter of 1997 due to a decrease in the Average WTI Price for the quarter ended March 31, 1998.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

        On July 15, 1998, the Trust received a cash distribution of $1,773,568 from the Company with respect to the quarter ended June 30, 1998 and, after deducting expenses of $303,240, distributed $1,470,328 or approximately $0.069 per Unit, to Unit holders of record on July 15, 1998.

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


                                               BP PRUDHOE BAY ROYALTY TRUST

                                               BY: THE BANK OF NEW YORK,
                                                   as Trustee


                                               By: /s/ Marie Trimboli
                                                   -----------------------------
                                                   Marie Trimboli
                                                   Assistant Treasurer
Date: August 14, 1998


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