Form 10-Q
period 1998-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1998-11-16
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________.


                         Commission File Number 1-10243
                                                -------

                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                             13-6943724
       ---------------------------------           -------------------
       (State or other jurisdiction                (I.R.S. Employer
       of incorporation or organization)           Identification No.)

       THE BANK OF NEW YORK
       101 Barclay Street
       New York, New York                                     10286
       ----------------------------------------            ------------
       (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (212) 815-5092


                                 Not applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 14, 1998 21,400,000 Units of Beneficial Interest were outstanding.

PART I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS




                          BP PRUDHOE BAY ROYALTY TRUST

                              Financial Statements

                               September 30, 1998


                                   (Unaudited)

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)






                                                  September 30,
                                                      1998          December 31,
          Assets                                   (Unaudited)          1997
          ------                                   -----------          ----

Royalty Interest (notes 1 and 2)                    $ 535,000           535,000
Less: accumulated amortization                       (325,191)         (291,976)
                                                    ---------         ---------

               Total assets                         $ 209,809           243,024
                                                    =========         =========


   Liabilities and Trust Corpus

Accrued expenses                                          109               195

Trust corpus (40,000,000 units of beneficial
   interest authorized, 21,400,000 units
   issued and outstanding)                            209,700           242,829
                                                    ---------         ---------

               Total liabilities and
                  Trust corpus                      $ 209,809           243,024
                                                    =========         =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)


                                              Three months ended                         Nine months ended
                                                September 30,                               September 30,
                                          --------------------------                 -------------------------
                                          1998                  1997                 1998                 1997
                                          ----                  ----                 ----                 ----
Royalty revenues                       $      1,773                8,770               13,863               35,960
Interest income                                --                   --                     17                 --
Refund of overpayment of
        expenses                               --                   --                    141                 --
     Less: trust administrative
        expenses                               (303)                (221)                (640)                (585)
                                       ------------         ------------         ------------         ------------

Cash earnings                          $      1,470                8,549               13,381               35,375
                                       ============         ============         ============         ============


Cash distributions                     $      1,470                8,549               13,381               35,375
                                       ============         ============         ============         ============


Cash distributions per unit            $       .069                 .399                 .626                1.653
                                       ============         ============         ============         ============


Units outstanding                        21,400,000           21,400,000           21,400,000           21,400,000
                                       ============         ============         ============         ============

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)


                                              Three months ended                      Nine months ended
                                                September 30,                            September 30,
                                          --------------------------              -------------------------
                                            1998               1997               1998               1997
                                            ----               ----               ----               ----

Trust corpus at beginning of period        $ 220,672           255,949           242,829           268,940
Cash earnings                                  1,470             8,549            13,381            35,375
Increase in prepaid expenses                    --                 141              --                 141
Decrease/(increase) in accrued
        expenses                                 222                85                86               (10)
Cash distributions                            (1,470)           (8,549)          (13,381)          (35,375)
Amortization of Royalty Interest             (11,194)           (6,555)          (33,215)          (19,451)
                                           ---------         ---------         ---------         ---------

Trust corpus at end of period              $ 209,700           249,620           209,700           249,620
                                           =========         =========         =========         =========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                               September 30, 1998
                                   (Unaudited)

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

                                                                     (Continued)

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
                                   (Unaudited)



(2)  Basis of Accounting, Continued
     -------------------

     (c) Amortization of the Royalty Interest is calculated based on the units-of-production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 65,000,000 barrels and 111,000,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the nine-month period ended September 30, 1998 and year ended December 31, 1997, respectively). Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $8.23 for the three and nine months ended September 30, 1998 and $4.82 for the three and nine months ended September 30, 1997. The remaining unamortized balance of the net overriding Royalty Interest at September 30, 1998 is not necessarily indicative of the fair market value of the interest held by the Trust.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1998 and December 31, 1997 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine months ended September 30, 1998 and 1997. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations for the period.

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

     The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust (see Note 1 of Notes to Financial Statements in
Part I, Item 1). The information in the table has been furnished by the Company.

                                        Quarter Ended                          Quarter Ended
                              ---------------------------------       ---------------------------------
                              6/30/98     3/31/98      12/31/97       6/30/97     3/31/97      12/31/96
                              -------     -------      --------       -------     -------      --------

Average WTI Price             $ 14.58       15.96        19.94          19.91       22.86        24.71
                               ------      ------       ------         ------      ------       ------
Chargeable Costs              $  9.30        9.30         8.85           8.85        8.85         8.50
Cost Adjustment Factor         1.2797      1.2797       1.2797         1.2686      1.2647       1.2568
                               ------      ------       ------         ------      ------       ------
Adjusted Chargeable Costs     $ 11.90       11.90        11.33          11.23       11.19        10.68
Production Taxes                 1.36        1.56         2.16           2.16        2.61         2.89
                               ------      ------       ------         ------      ------       ------
                              $ 13.26       13.46        13.49          13.39       13.80        13.57
                               ------      ------       ------         ------      ------       ------
Per Barrel Royalty            $  1.32        2.49         6.45           6.52        9.06        11.13
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

     As a result of the severe drop in world oil prices during 1998, the royalty revenues and cash distributions of the Trust have been significantly reduced during the year. After giving effect to the Chargeable Costs, Cost Adjustment Factor and Production Taxes, on any trading day during 1998 on which the WTI Price is less than approximately $13.03 per barrel, no Per Barrel royalty is payable with respect to that day's Royalty Production. The WTI Price has fallen below this level a number of times during 1998. As a consequence, the payment received from the Company on October 15, 1998 with respect to the quarter ended September 30, 1998 was, and the Trustee anticipates that the payment by the Company on or about January 15, 1999 of royalties with respect to the quarter ending December 31, 1998 will continue to remain, historically low. Furthermore, given that the calculation of the total Royalty Production for any given quarter is comprised of the sum of the product of the Royalty Production for each day in such quarter, positive days of Royalty Production (after deducting for the Chargeable Costs, Cost Adjustment Factor and Production Taxes) will be offset by negative days of Royalty Production (as long as the sum for the entire quarter does not equal less than zero). Accordingly, if the WTI Price on any particular day in a quarter is less than $13.03 per barrel, any subsequent increase in the WTI Price during such quarter will be offset by the cumulative effect of days during such quarter on which WTI Prices were less than $13.03 per barrel. Scheduled increases in Chargeable Costs in 1999 and future years will also have an increasingly adverse effect on royalty payments to the Trust should world oil prices remain at current or lower levels.


Three and Nine Months Ended September 30, 1998 Compared to
Three and Nine Months Ended September 30, 1997

     The Trust's royalty revenues in the quarter ended September 30, 1998 decreased approximately 80 percent over revenues in the quarter ended September 30, 1997, principally as a result of the decrease in the Average WTI Price for the quarter ended June 30, 1998, which was lower than the Average WTI Price for the quarter ended June 30, 1997 by $5.33 (a decrease of approximately 27 percent). Revenues in the nine-month period ended September 30, 1998 decreased by approximately 61% over the comparable period ended September 30, 1997 due primarily to the decrease in the Average WTI Price. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) decreased by $0.13 (approximately 1.0 percent) from the second quarter of 1997 to the second quarter of 1998.

     Cash earnings and distributions for the three months and nine months ended September 30, 1998 decreased by approximately 83 percent and 62 percent, respectively, from the comparable periods of 1997 due primarily to a decrease in the Average WTI Price for the quarter ended June 30, 1998.


Year 2000 Problem

     Given that the Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities and the protection of the Royalty Interest, the Trustee believes that there are not any Year 2000 issues or consequences which are likely to have a material effect on the Trust's business, results of operations or financial condition, or to involve any material costs and expenses to be borne by the Trust. However, the Trust's ability to perform properly is also dependent upon The Bank of New York in its capacity as Trustee of the Trust, and the Depository Trust Company ("DTC") in its capacity as clearing agent.

     To the extent that there are any material Year 2000 issues or consequences for The Bank of New York in its capacity as Trustee of the Trust, those issues and consequences, if any, are addressed in The Bank of New York Company, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and Quarterly Report on Form 10-Q for the period ending September 30, 1998 (Commission File No. 1-6152).

     To the extent that there are any material Year 2000 issues or consequences for DTC, DTC has provided the following information:

     "DTC management is aware that some computer applications, systems, and the like for processing data ("Systems") that are dependent upon calendar dates, including dates before, on, and after January 1, 2000, may encounter "Year 2000 Problems." DTC has informed its Participants and other members of the financial community (the "Industry") that it believes that it has developed and is implementing a program so that its Systems, as the same relate to the timely payment of distributions (including principal and income payments) to securityholders, book-entry deliveries, and settlement of trades within DTC ("DTC Services"), will continue to function appropriately. This program includes a technical assessment and remediation plan, each of which is complete. Additionally, DTC's plan includes a testing phase which is expected to be completed within appropriate time frames."

     "However, DTC's ability to perform properly its services is also dependent upon other parties, including but not limited to issuers and their agents, as well as third-party vendors on whom DTC relies for information or the provision of services, including telecommunication and electrical utility service providers, among others. DTC has informed the Industry that it is contacting (and will continue to contact) third party vendors from whom DTC acquires services to: (i) impress upon them the importance of such services being Year 2000 compliant; and (ii) determine the extent of their efforts for Year 2000 remediation (and, as appropriate, testing) of their services. In addition, DTC is in the process of developing such contingency plans as it deems appropriate."

     "According to DTC, the foregoing information with respect to DTC has been provided to the Industry for informational purposes only and is not intended to serve as a representation, warranty, or contract modification of any kind."

     Although the Trust believes it is adequately addressing its Year 2000 issues, if the Trust were to encounter a material Year 2000 problem, such problem could materially and adversely result in an interruption in, or a failure of, the Trustee's exercising its powers on behalf of the Trust as described above.

     The information presented with respect to Year 2000 compliance is forward looking information. As such it is subject to risks and uncertainties that could cause actual results to differ materially from the projected results discussed in this report.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

     On October 15, 1998, the Trust received a cash distribution of $1,299,679 from the Company with respect to the period July 1, 1998 to September 30, 1998 and, after adding investment income of $186 and deducting expenses of $115,692, distributed $1,184,173 or approximately $0.055 per Unit, to Unit holders of record on October 20, 1998.

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


                                            BP PRUDHOE BAY ROYALTY TRUST

                                            BY: THE BANK OF NEW YORK,
                                                 as Trustee


                                            By: /s/ Marie Trimboli
                                                ------------------------------
                                                  Marie Trimboli
                                                  Assistant Treasurer


Date: November 13, 1998


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