Form 10-K405
period 1998-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1999-03-31
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 1998

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

      THE BANK OF NEW YORK, TRUSTEE
    101 BARCLAY STREET, FLOOR 21 WEST
           NEW YORK, NEW YORK                                10286
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (212) 815-5092

         Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of Each Exchange
     Title of Each Class                                 on Which Registered

UNITS OF BENEFICIAL INTEREST                            NEW YORK STOCK EXCHANGE

       Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 23, 1999, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing price of the Units in New York Stock Exchange composite trading on March 23, 1999 as reported in The Wall Street Journal) was approximately $141,775,000.

      Documents Incorporated by Reference:  None

                              TABLE OF CONTENTS

PART I                                                                 1
   ITEM 1.  BUSINESS                                                   1
               Introduction                                            1
               The Trust                                               2
               The Royalty Interest                                    6
               The Units                                              12
               The BP Support Agreement                               14
               The Prudhoe Bay Unit                                   15
               Independent Oil and Gas Consultants' Report            20
               Industry Conditions                                    25
               Certain Tax Considerations                             26
   ITEM 2.  PROPERTIES                                                28
   ITEM 3.  LEGAL PROCEEDINGS                                         28
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS           28

PART II                                                               29
   ITEM 5.  MARKET FOR THE UNITS AND RELATED
               UNIT HOLDER MATTERS                                    29
   ITEM 6.  SELECTED FINANCIAL DATA                                   30
   ITEM 7.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    30
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               34
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE                 45

PART III                                                              45
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        45
   ITEM 11. EXECUTIVE COMPENSATION                                    45
   ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                  45
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            45

PART IV                                                               46
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K                                46

SIGNATURES                                                            47

INDEX TO EXHIBITS                                                     48

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

      BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the "Trust Agreement") among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York, as trustee (the "Trustee"), and F. James Hutchinson, co-trustee (The Bank of New York (Delaware), successor co-trustee). The Trustee's corporate trust offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-5092. The Company and Standard Oil are indirect, wholly owned subsidiaries of British Petroleum Company p.l.c. During the fourth quarter of 1998, British Petroleum Company p.l.c. merged with Amoco Corporation to form BP Amoco p.l.c. ("BP"). This transaction should not have a material effect on the Trust or its operations.

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

      The only assets of the Trust are the Royalty Interest assigned to the Trust and cash or cash equivalents held by the Trustee from time to time as reserves or for distribution (the "Trust Estate"). The Trust is a passive entity, and the Trustee has been given only such powers as are necessary for the collection and distribution of revenues from the Royalty Interest and the payment of Trust liabilities and expenses. The beneficial interest in the Trust is divided into equal undivided units (the "Units"). The Units are not an interest in or an obligation of the Company, Standard Oil or BP. The Delaware Trust Act, under which the Trust was formed, entitles holders of the Units to the same limitation of personal liability as stockholders of a Delaware corporation.

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

      The Trustee does have the right to establish a cash reserve for the payment of material liabilities of the Trust which may become due. Such reserve can only be set up when the Trustee has determined that it is not practical to pay such liabilities in a subsequent quarter out of funds anticipated to be available and that, in the absence of such reserve, the Trust Estate is subject to the risk of loss or diminution in value or the Trustee is subject to the risk of personal liability for such liabilities. Furthermore, the Trustee shall receive an unqualified written opinion of counsel to the effect that such reserve will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes; unless, the Trustee is unable to obtain such opinion and determines that the failure to establish such reserve will be materially detrimental to the Unit Holders considered as a whole or will subject the Trustee to the risk of personal liability for such liabilities.

      The Trustee has a limited power to borrow on behalf of the Trust on a secured or unsecured basis. Such borrowing may be effected if at any time the amount of cash on hand is not sufficient to pay liabilities of the Trust then due. The Trustee can only borrow from an entity not affiliated with the Trustee. Certain other conditions must also be satisfied, including, that the Trustee must determine that it is not practical to pay such liabilities in a subsequent quarter out of funds anticipated to be available and the Trust Estate is subject to the risk of loss or diminution in value. The borrowing must be effected pursuant to terms which (in the opinion of an investment banking firm or commercial banking firm) are commercially reasonable when compared to other available alternatives and the Trustee shall receive an unqualified written opinion of counsel to the effect that such borrowing will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes; unless, the Trustee is unable to obtain such opinion and determines that the failure to effect such borrowing will be materially detrimental to the Unit Holders considered as a whole. To secure payment of such indebtedness, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber the Trust Estate or any portion thereof (including the Royalty Interest) and to carve out and convey production payments. The borrowing itself and the pledges or other encumbrances to secure borrowings are permitted without a vote of holders of Units. In the event of such borrowings, no further Trust distributions may be made until the indebtedness created by such borrowings has been paid in full.

      The Trustee may sell Trust properties only as authorized by the affirmative vote of the holders of Units representing 70 percent of the Units outstanding, provided, however, that if such sale is effected in order to provide for the payment of specific liabilities of the Trust then due and involves a part, but not all or substantially all, of the Trust Estate, such sale shall be approved by the affirmative vote of a majority of the holders of the Units.

      The Trustee may also sell for cash the Trust Estate, or a portion thereof, if such sale is effected in order to provide for the payment of specific liabilities of the Trust then due and cash on hand is insufficient and the Trustee is unable to effect a borrowing by the Trust. The Trustee must also determine that the failure to pay such liabilities at a later date will be contrary to the best interest of the holders of Units and that it is not practicable to submit the sale to a vote of the holders of Units. The sale must be effected at a price which (in the opinion of an investment banking firm or commercial banking firm) is at least equal to the fair market value of the interest sold and is effected pursuant to commercially reasonable terms when compared to other available alternatives. Again, the Trustee shall receive an unqualified written opinion of counsel to the effect that such sale will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes; unless, the Trustee is unable to obtain such opinion and determines that the failure to effect such sale will be materially detrimental to the Unit Holders considered as a whole. Finally, the Trustee may sell the Trust Estate upon termination of the Trust.

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

      As discussed above, the Trustee may establish a cash reserve for the payment of material liabilities of the Trust which may become due, if the Trustee has determined that it is not practical to pay such liabilities out of funds anticipated to be available for subsequent quarterly distributions and that, in the absence of such a reserve, the trust estate is subject to the risk of loss or diminution in value or The Bank of New York is subject to the risk of personal liability for such liabilities. The Trustee is obligated to borrow funds required to pay liabilities of the Trust when due, and to pledge or otherwise encumber the Trust's assets, if it determines that the cash on hand is insufficient to pay such liabilities and that it is not practical to pay such liabilities out of funds anticipated to be available for subsequent quarterly distributions. Borrowings must be repaid in full before any further distributions are made to holders of Units. As previously described, certain other necessary conditions must also be satisfied prior to the establishment of a cash reserve or the Trust's borrowing of funds.

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

      Upon termination of the Trust, the Company will have an option to purchase the Royalty Interest (for cash unless holders representing 70 percent of the Units outstanding (60 percent if the decision to terminate the Trust is made after December 31, 2010) authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes) at a price equal to the greater of (i) the fair market value of the trust estate as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust, or (ii) the number of outstanding Units multiplied by (a) the closing price of Units on the day of termination of the

Trust on the stock exchange on which the Units are listed, or (b) if the Units are not listed on any stock exchange but are traded in the over-the-counter market, the closing bid price on the day of termination of the Trust as quoted on the NASDAQ National Market System. If the Units are neither listed nor traded in the over-the-counter market, the price will be the fair market value of the trust estate as set forth in the opinion mentioned above.

      If the Company does not exercise its option, the Trustee will sell the Trust properties pursuant to procedures or material terms and conditions approved by the vote of holders of 70 percent of the outstanding Units (60 percent if the sale is made after December 31, 2010), unless the Trustee determines that it is not practicable to submit such procedures or terms to a vote of the holders of Units, and the sale is effected at a price which is at least equal to the fair market value of the trust estate as set forth in the opinion mentioned above and pursuant to terms and conditions deemed commercially reasonable by the investment banking firm, commercial banking firm or other entity rendering such opinion.

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

      A meeting of the holders of Units may be called at any time to act with respect to any matter which the holders of Units are authorized to act pursuant to the Trust Agreement. Any such meeting may be called by the Trustee in its discretion and will be called (i) as soon as practicable after receipt of a written request by the Company or (ii) as soon as practicable after receipt of a written request that sets forth in reasonable detail the action proposed to be taken at such meeting and is signed by holders of Units owning not less than 25 percent of the then outstanding Units or (iii) as may be required by applicable law or regulations of the New York Stock Exchange. All such meetings are required to take place in the Borough of Manhattan, The City of New York.


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

Chargeable Costs

      The "Chargeable Costs" per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per barrel for the five calendar years ended December 31, 1998 were: $8.00 during 1994; $8.25 during 1995; $8.50 during 1996; $8.85 during 1997; and $9.30 during 1998.
Chargeable Costs for the calendar year ending December 31, 1999 and subsequent years are shown in the following table:


      For the             Chargeable      For the          Chargeable
   Year Ending            Costs Per     Year Ending        Costs Per
   December 31              Barrel      December 31         Barrel
------------------        ---------     -----------        ---------

      1999                   9.80          2010             14.50
      2000                  10.00          2011             16.60
      2001                  10.75          2012             16.70
      2002                  11.25          2013             16.80
      2003                  11.75          2014             16.90
      2004                  12.00          2015             17.00
      2005                  12.25          2016             17.10
      2006                  12.50          2017             17.20
      2007                  12.75          2018             20.00
      2008                  13.00          2019             23.75
      2009                  13.25          2020             26.50

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

      (2) Chargeable Costs will be reduced by up to $1.20 per barrel in 2006 and subsequent years if, between January 1, 2001 and December 31, 2005, either (a) an additional 400,000,000 STB of proved reserves (before taking into account any production therefrom) have not been added to proved reserves allocated to the Subject Leases (including, for the purpose of this calculation, a credit equal to the number of STB of proved reserves in excess of 300,000,000 added to the Company's reserves after December 31, 1987 and before January 1, 2001), or (b) an additional 100,000,000 STB of proved reserves (before taking into account any production therefrom) have not been added to the reserves allocated to the Subject Leases, without allowing any credit for additions prior to January 1, 2001. In general, "proved reserves" for purposes of this determination consist of the Company's estimate (determined to be reasonable by independent petroleum engineers) of the quantities of crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years under existing economic and operating conditions from the Prudhoe Bay (Permo-Triassic Reservoir) in the Prudhoe Bay Unit. See "THE PRUDHOE BAY UNIT - Reserve Estimates" below.

      As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:


                          Additions to Proved Reserves
                          ----------------------------

      Year ended
      December 31                    Annual         Cumulative
      -----------                    ------         ----------
                                          (Million STB)

         1988                         42.3             42.3
         1989                         45.5             87.8
         1990                         24.0            111.8
         1991                        115.8            227.6
         1992                        144.3            371.9
         1993                        206.2            578.1
         1994                         89.9            668.0
         1995                         92.2            760.2
         1996                        (21.0)           739.2
         1997                         (1.5)           737.7
         1998                         (0.5)           737.2

      The Company anticipates that additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate, but not eliminate the recent decline in gross oil and condensate production capacity. As of December 31, 1998, the cumulative additions to the proved reserves allocated to the Subject Leases were sufficient to prevent any reduction in Chargeable Costs during the years 2001 through 2005. However, significant downward revisions of proved reserve estimates in 1999 or subsequent years could result in a reduction of Chargeable Costs being required as described above in the year 2001 or thereafter.

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




           Average                  Cost       Adjusted                   Per
             WTI     Chargeable  Adjustment   Chargeable  Production     Barrel
            Price       Costs      Factor        Costs       Taxes       Royalty
           -------   ----------  ----------   ----------  ----------     -------
1994:
1st Qtr     14.80       8.00       1.180         9.44         1.48        3.88
2nd Qtr     17.79       8.00       1.180         9.44         1.93        6.42
3rd Qtr     18.49       8.00       1.192         9.53         2.02        6.93
4th Qtr     17.67       8.00       1.192         9.53         1.90        6.23

1995:
1st Qtr     18.35       8.25       1.200         9.90         2.00        6.45
2nd Qtr     19.32       8.25       1.212        10.00         2.11        7.21
3rd Qtr     17.87       8.25       1.212        10.00         1.90        5.98
4th Qtr     18.16       8.25       1.217        10.04         1.94        6.18

1996:
1st Qtr     19.74       8.50       1.227        10.43         2.17        7.14
2nd Qtr     21.70       8.50       1.241        10.55         2.45        8.70
3rd Qtr     22.36       8.50       1.247        10.59         2.55        9.22
4th Qtr     24.71       8.50       1.257        10.68         2.89       11.13

1997:
1st Qtr     22.86       8.85       1.265        11.19         2.61        9.06
2nd Qtr     19.91       8.85       1.269        11.23         2.16        6.52
3rd Qtr     19.75       8.85       1.274        11.28         2.14        6.34
4th Qtr     19.94       8.85       1.280        11.33         2.16        6.45

1998:
1st Qtr     15.96       9.30       1.280        11.90         1.56        2.49
2nd Qtr     14.58       9.30       1.280        11.90         1.36        1.32
3rd Qtr     14.15       9.30       1.280        11.90         1.29        0.96
4th Qtr     12.80       9.30       1.280        11.90         1.10       (0.19)*

* Pursuant to the Conveyance, the payment under the Royalty Interest for any calendar quarter shall not be less than zero. Accordingly, the Per Barrel Royalty for the fourth quarter of 1998 is effectively zero.

      The combination of the continuing steep decline in WTI Prices since the fourth quarter of 1998 and the increase in Chargeable Costs from $9.30 per barrel in 1998 to $9.80 per barrel in 1999 will have a material adverse effect on the Per Barrel Royalty payable with respect to the first quarter of 1999 and, possibly, subsequent quarters. See "INDUSTRY CONDITIONS" below and Item 7.

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

Issuance of Additional Units

      The Trust Agreement provides that the Company or an affiliate from time to time may assign to the Trust additional royalty interests meeting certain conditions, and, upon satisfaction of various other conditions, including receipt by the Trustee of a ruling from the Internal Revenue Service to the effect that neither the existence nor the exercise of the right to assign the additional royalty interest or the power to accept such assignment will adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes, the Trust may issue up to an additional 18,600,000 Units. The Company has not conveyed any additional royalty interests to the Trust, and the Trust has not issued any additional Units, since the inception of the Trust.


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


                             THE PRUDHOE BAY UNIT

General

      The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 1998, approximately 9.7 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $17.5 billion gross capital spent and a total of about 1,885 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

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

      The Ivishak sandstone was deposited, commencing some 250 million years ago, during the Permian and Triassic geologic periods. The sediments in the Ivishak are composed of sandstone, conglomerate and shale which were deposited by a massive braided river and delta system that flowed from an ancient mountain system to the north. Oil was trapped in the Ivishak by a combination of structural and stratigraphic trapping mechanisms.

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

      The ownership of the Prudhoe Bay Unit by participating area as of December 31, 1998 is summarized in the following table:

                                    Oil Rim        Gas Cap
                                    -------        -------

      BP                             51.22% (a)    13.85%
      Arco                           21.87         42.56
      Exxon                          21.87         42.56
      Mobil/Phillips/Chevron          4.44          1.03
      Others                          0.60          0.00
                                    ------        ------
      Total                         100.00%       100.00%
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

      As of December 31, 1998, there were about 825 active producing oil wells, 36 gas reinjection wells, 53 water injection wells and 132 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 60 to 5,000 STB of oil per day. Currently, the average well production rate is about 740 STB of oil per day.

      The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follow during the periods indicated:

                              Oil                        Condensate
       Year        ------------------------       -------------------------
      Ended        Total            Subject       Total             Subject
   December 31     Field            Leases        Field             Leases
   -----------     -----            -------       -----             -------
                                   (Thousand STB per day)

      1994         785.5             348.4        177.5              21.5
      1995         659.3             292.4        200.0              24.2
      1996         583.1             258.6        187.6              22.7
      1997         512.8             227.4        177.1              21.4
      1998         442.3             196.1        165.2              20.0

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

Reserve Estimates

      The Company's net proved remaining reserves of oil and condensate in the Prudhoe Bay Unit as of December 31, 1998 were estimated to be approximately 1,086.1 million STB, of which approximately 1,075.4 million STB were associated with the Subject Leases. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 barrels per day until the year 2009. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030.

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

      The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. Based on the WTI Price of $12.05 on December 31, 1998, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, as of December 31, 1998 the Per Barrel Royalty is zero. Therefore, by definition, there are no net remaining proved reserves attributable to the Trust as of December 31, 1998. This is a direct result of the prevailing economic conditions and the prescribed calculation procedures and does not reflect a material change in the amount of oil or rates of its extraction that are expected to be produced by the operators of the Prudhoe Bay Unit. Because the Per Barrel Royalty is zero as of December 31, 1998, under procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the estimated Future Net Revenues and the Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust are also $0. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

      There is no precise method of forecasting the allocation of reserve volumes between the Company and the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the Field. Rather, reserve volumes attributable to the Trust at any given date are estimated by allocating to the Trust its share of estimated future production from the Field based on WTI Prices and other economic parameters in effect on the date of the evaluation.

      The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                              Net Proved Reserves
                              -------------------          WTI Prices
    December 31    Subject Leases (a)    Trust (b)         Per Barrel
    -----------    ------------------    ---------         ----------
                                (Million STB)

      1994              1,395.0             81.0              17.75
      1995              1,371.4             81.0              19.58
      1996              1,247.0            111.1              25.93
      1997              1,154.7             64.8              17.78
      1998              1,075.4              0.0              12.05

-------------
      (a) Includes proved undeveloped reserves of 211.0 million STB at December 31, 1994; 275.2 million STB at December 31, 1995; 223.4 million STB at December 31, 1996; 190.2 million STB at December 31, 1997; and 109.8 million STB at December 31, 1998.

      (b) Includes proved undeveloped reserves of 0.0 STB at December 31, 1994;
0.8 million STB at December 31, 1995; 9.1 million STB at December 31, 1996; 1.3 million STB at December 31, 1997; and 0.0 STB at December 31, 1998.

      The reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and the current WTI Price, and assume no future movement in the Consumer Price Index and no future additions by the Company of proved reserves. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance. See Note 6 of the Notes to Financial Statements in Item 8.

      The Company is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the Prudhoe Bay Unit working interest owners. However, several such investments which would augment Prudhoe Bay projects are already in progress. These include additional drilling, water flood expansions and miscible injection continuation/expansion projects. Other possible investments could include expanded gas cycling, miscible/water flood infill drilling, miscible injection supply increases to peripheral areas, heavy oil tar recovery and development of the smaller reservoirs. While there is no assurance that the Prudhoe Bay Unit working interest owners will make any such investments they do regularly assess the technical and economic attractiveness of implementing further projects to increase Prudhoe Bay Unit proved reserves.

      In the event of changes in the Company's current assumptions, oil and condensate recoveries may be reduced from the current estimates, unless recovery projects other than those included in the current estimates are implemented.

                 INDEPENDENT OIL AND GAS CONSULTANTS' REPORT


                    [LETTERHEAD OF MILLER AND LENTS, LTD.]



                                March 15, 1999




The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York  10286

                                          Re: Estimates of Proved Reserves,
                                              Future Production Rates, and
                                              Future Net Revenues for the
                                              BP Prudhoe Bay Royalty Trust
                                              As of December 31, 1998

Gentlemen:

      This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1998. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

      The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 15, 1999, addressed to Ms. Marie Trimboli of The Bank of New York and signed by Mr. V. W. Holt. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and (6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

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

      4. BP Exploration (Alaska) Inc. estimated that, as of December 31, 1998, 737.2 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

      5. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2009 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel
          Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.'s net production level.

      6. Based on the West Texas Intermediate Price of $12.05 per barrel on December 31, 1998, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, as of December 31, 1998 the Per Barrel Royalty is zero. Therefore there are no net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1998. This is the direct result of prevailing economic conditions and the prescribed calculational procedures, and does not reflect a material change in the amount of oil or rates of its extraction that are expected to be produced by the operators of the Prudhoe Bay Unit.

      7. Because the Per Barrel Royalty is zero as of December 31, 1998, under procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, as of December 31, 1998, the estimated Future Net Revenues and the Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust are $0.

      8. Based on the West Texas Intermediate Price of $12.05 per barrel on December 31, 1998, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, no additional royalty payments are forecast under the calculational procedures prescribed by the Overriding Royalty Conveyance. Terms of the Conveyance allow for continuation of the Trust's existence during periods without revenues. BP Exploration (Alaska) Inc. expects continued production from the Prudhoe Bay Unit at a declining rate through the year 2030. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

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

      The current oil production rate forecast made by BP (Alaska) Inc. for the Prudhoe Bay Unit includes only those projects or development programs that are deemed reasonably certain to be implemented, given current economic and regulatory conditions. Future projects, development programs, or operating strategies different from those assumed in the current estimates may change future estimates and affect recoveries. However, because several complementary and alternative projects are being considered for recovery of the remaining oil in the reservoir, a decision not to implement a currently planned project may allow scope expansion or implementation of another project, thereby increasing the overall likelihood of recovering the reserves.

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

                               Very truly yours,

                               MILLER AND LENTS, LTD.


                               By /s/ William P. Koza         [SEAL]
                                  -------------------------
                                  William P. Koza
                                  Vice President

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

      Throughout most of 1998 and until early March 1999, world oil prices continued to be depressed. The decline in world oil prices has been attributed to an unusually large stockpiling of petroleum and the economic turmoil affecting a number of Asian countries, both of which sharply reduced demand for oil. On March 22, 1998, Saudi Arabia, Venezuela and Mexico announced an agreement among OPEC and some non-OPEC oil exporting countries to reduce world output by up to 2,000,000 barrels per day. Non-compliance by certain nations to the accord, however, helped drive oil prices still lower, and the action ultimately proved ineffective.

      On March 22, 1999, OPEC and certain non-OPEC member nations agreed to further cut oil production levels. The agreement will increase OPEC's oil cuts by 1.717 million barrels per day (a 7 percent reduction) on top of the curbs imposed last year. The new restrictions are scheduled to stay in force for one year from April 1, 1999. On aggregate, OPEC will have removed more than four million barrels per day from the world oil market in a year, a 16 percent total output restriction. Non-OPEC Mexico, Norway and Oman have promised cooperation with OPEC and will remove a combined 286,000 barrels per day. Russia has also pledged to lower exports by 100,000 barrels per day during the second quarter of 1999. The agreement is set to reduce OPEC production, excluding sanctions-bound Iraq, to 22.976 million barrels per day from 24.692 million barrels per day in July 1998 and 27.289 million barrels per day in March 1998. Since the pact was first announced in mid-March 1999, oil prices have rebounded from their December 1998 lows.

      If the parties adhere to this agreement, it may result in an sustained increase in oil prices. However, due to the many political, economic and other factors influencing oil prices, the duration and magnitude of any recovery in oil prices is uncertain and there can be no assurance that oil prices in the near future will recover to, or approach, the price levels that have pertained during past years.

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


ITEM 3. LEGAL PROCEEDINGS

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

      None.

                                   PART II

ITEM 5. MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

      The Units are listed on the New York Stock Exchange (ticker symbol BPT). The following table shows the high and low sales prices of the Units in New York Stock Exchange composite transactions (as reported by Dow Jones Historical Stock Quote Reporter Service), and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 1997 and 1998.

                                Distributions

                           High             Low           Per Unit
                           ----             ---           --------
      1997:
      First Quarter      $18 3/4         $15 1/2           $0.702
      Second Quarter      16 13/16        15                0.551
      Third Quarter       18 3/16         16 1/4            0.399
      Fourth Quarter      18 3/8          15 5/16           0.392

      1998:
      First Quarter      $16 7/8         $14 7/16          $0.412
      Second Quarter      14 7/8          10                0.145
      Third Quarter       10 7/8           6 15/16          0.069
      Fourth Quarter       9 1/2           4 5/16           0.055

      As of March 15, 1999, 21,400,000 Units were outstanding and were held by 1,184 holders of record.

      Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See "INDUSTRY CONDITIONS" in Item 1 and Item 7.

     Due to the continuing decline in WTI Prices, the Trust did not receive a quarterly distribution during the first quarter of 1999 nor will it receive a quarterly distribution during the second quarter of 1999. For further discussion, see "TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations" in Item 7.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents in summary form selected financial information regarding the Trust.

                           1998            1997          1996          1995          1994
                           ----            ----          ----          ----          ----
                                     (In thousands, except per Unit amounts)

Royalty revenues       $    15,163        44,582        42,263        34,886        32,401
Interest income                 17            21             0             0             0
Trust administration
  expenses                     614           845           750           688           658
                       -----------    ----------    ----------    ----------    ----------
Cash earnings          $    14,566        43,758        41,513        34,198        31,743

Cash distributions     $    14,566        43,758        41,513        34,198        31,743
Cash distributions
  per unit             $     0.681         2.045         1.940         1.598         1.483

Units outstanding       21,400,000    21,400,000    21,400,000    21,400,000    21,400,000


ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

Cautionary Statement

        The Trustee, its officers or its agents on behalf of the Trustee may, from time to time, make forward looking statements. To the extent that any forward looking statements are made, the Trustee is unable to predict future changes in oil prices, oil production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Trustee disclaims any obligation to update forward looking statements.

Liquidity and Capital Resources

      The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" in Item 1 for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in
Item 1.

      The decline in WTI Prices during the fourth quarter of 1998 resulted in the Trust not receiving a quarterly distribution for such quarter. The Trust also will not receive a quarterly distribution for the first quarter of 1999. The Trustee is, therefore, currently considering exercising certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's accrued and future liabilities and expenses.

      1. Borrowing: The Trustee is considering obtaining a credit facility from a non-affiliated bank in order to pay Trust expenses. The Trustee estimates that a two-year, $2,000,000 credit facility would be sufficient to meet the Trust's current and expected liabilities and expenses. There can be no assurance, however, that the Trustee will be able to obtain a credit facility for the Trust. Preliminary discussions with potential lenders have indicated that any such borrowing would have to be secured by a lien on the Trust Estate and, in the absence of other funds available to the Trust for debt service, interest payments on the outstanding indebtedness may have to be guaranteed by a third party. In the event that a credit facility is established, the Trust Agreement prohibits Trust distributions to the holders of the Units until the indebtedness created by such borrowings has been paid in full.

      2. Cash Reserve: Given that the Trust has not received a cash distribution for the fourth quarter of 1998 and will not receive one for the first quarter of 1999, the Trustee has determined that future political and economic conditions affecting world oil prices may make it impractical from time to time in the future to pay liabilities of the Trust out of quarterly royalty distributions. Accordingly, the Trustee has tentatively determined to establish a cash reserve. The Trustee anticipates setting aside and adding to such cash reserve, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. Such amount would be set aside over the course of at least four quarters, with up to one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee would draw funds from the reserve during any quarter in which the quarterly distribution received by the Trust did not exceed the liabilities and expenses of the Trust, and would replenish the reserve from future quarterly distributions, if any.

      In order either to borrow funds to pay Trust expenses or to establish a cash reserve, certain conditions imposed by the Trust Agreement must be met. See "THE TRUST - Duties and Limited Powers of the Trustee" in Item 1. These conditions include the requirement that the Trustee make certain determinations with respect to the effect on the Trust Estate of the failure to take such action, and the receipt by the Trustee of certain opinions of counsel. While the Trustee anticipates that the requisite conditions imposed by the Trust Agreement can be satisfied, no assurances can be given that borrowings by the Trust to meet liabilities and expenses or the establishment of a cash reserve to pay future expenses will be feasible. It should be noted that the independent auditors' report on the financial statements of the Trust in Item 8 contains an explanatory paragraph with respect to the ability of the Trust to continue as a going concern.

      Amounts set aside for a cash reserve must be invested in U.S. government or agency securities secured by the full faith and credit of the United States, or certain repurchase agreements with respect to such U.S.
government or agency securities.

      As previously discussed under CERTAIN TAX CONSIDERATIONS, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as will be any earning on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or establish a cash reserve and are not received by the holders of the Units.

      3. Disposition of Part or All of the Royalty Interest or Other Trust
Interest: The Trustee is currently not considering, and does not expect to consider in the near future, any plan to dispose of any part or all of the Royalty Interest or other Trust Interest in order to meet its current and past liabilities and expenses.

Results of Operations

      Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the years ended December 31, 1998, 1997 and 1996 are attributable to the Company's operations during the twelve-month periods ended September 30, 1998, 1997 and 1996, respectively.

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

      As a result of the severe decline in the WTI Price during 1998 and the first quarter of 1999 (see "INDUSTRY CONDITIONS" in Item 1), the royalty revenues and cash distributions of the Trust declined significantly throughout 1998. The average daily WTI Price decreased below the level necessary for the Trust to receive a distribution for the fourth quarter of 1998 and the first quarter of 1999. Accordingly, no distribution will be made to holders of Units for such quarters. After giving effect to the 1999 increase in Chargeable Costs, the Trust will not be entitled to a quarterly distribution for any quarter in which the average daily WTI Price is less than approximately $13.78 (the "break-even point"). Towards the latter part of March 1999, however, in the days leading up to the March 22, 1999 meeting among OPEC and certain non-OPEC country ministers, the WTI Price rose above $15.00. Although industry experts generally predict that WTI Prices should remain above the levels of the last two quarters, no such assurance can be given.

      Whether the Trust will be entitled to a quarterly distribution during 1999 will depend on WTI Prices prevailing during the remainder of the year. Even if the average daily WTI Price each quarter were to remain above the $13.78 break-even point, there may not be distributions to holders of Units. Quarterly distributions received by the Trust must, under the terms of the Trust Agreement, first be applied to satisfy the outstanding fees and expenses of the Trust as of each Quarterly Record Date. Due to the fact that none of the fees nor expenses of the Trust incurred since September 30, 1998 have been paid, the Trustee currently estimates that the Trust will pay approximately $750,000 as of the July 1999 Quarterly Record Date to satisfy such accumulated fees and expenses, should such amounts be available. As noted above, contributions to a cash reserve would further reduce distributions to holders of Units.

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

1998 compared to 1997

     Royalty revenues and cash distributions in 1998 decreased by approximately 66.0% and 66.7%, respectively, from 1997, as a result of the progressively decreasing average WTI Prices throughout 1998 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Trust administration expenses decreased by 27.3% from 1997 to 1998, reflecting changes in the timing of the accounting of such expenses, but, as a percentage of cash earnings, increased to 4.2% due to the significantly lower cash earnings for the year. The Royalty Interest for 1998 decreased by approximately 90% from 1997, as a result of an impairment loss of approximately $174 million, which was calculated as the difference between the carrying value and the estimated fair value of the Royalty Interest. The estimated fair value was calculated by projecting future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

Year 2000 Problem

      The Trustee has established a Year 2000 compliance program consisting of, among other things, updating major proprietary application systems and evaluating the Year 2000 compliance efforts of vendors of major vendor-supplied systems and certain other business partners. The Trustee believes that its Year 2000 compliance program is currently on schedule to meet the needs of its customers and the compliance deadlines defined by its regulators. As of December 31, 1998, testing and renovation of the proprietary application systems that the Trustee deems "mission critical" were substantially completed and these systems are currently being used by the Trustee. In addition, all vendor supplied software systems that the Trustee deems mission critical have been tested and, based upon such testing, the Trustee believes that such systems will not be adversely affected in a material way by the date change to the Year 2000.

      Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, the Trustee is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Trustee and its ability to perform its obligations under the Trust Agreement. The Year 2000 compliance program is intended to reduce significantly the Trustee's level of uncertainty about the Year 2000 problem and, in particular, the Year 2000 compliance and readiness of the Trustee and its material business partners. The Trustee believes that, with completion of its Year 2000-compliance program as scheduled, the possibility of significant interruption of normal operations should be reduced. However, because of the unprecedented nature of the Year 2000 problem, there can be no certainty as to its impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

      Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Independent Auditors' Report                                           35

Statements of Assets, Liabilities and Trust Corpus
  As of Dece36er 31, 1998 and 1997                                     36

Statements of Cash Earnings and Distributions for
  the years ended December 31, 1998, 1997 and 1996                     37

Statements of Changes in Trust Corpus for the years
  ended December 31, 1998, 1997 and 1996                               38

Notes to Financial Statements                                          39

                          Independent Auditors' Report
                          ----------------------------


Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

   We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1998 and 1997, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   As described in note 2, these financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1998 and 1997, and its cash earnings and distributions and its changes in trust corpus for each of the years in the three-year period ended December 31, 1998, on the basis of accounting described in note 2.

     The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in note 1 to the financial statements, the Trust did not receive a royalty payment in the first quarter of 1999 and does not expect to receive a royalty payment in the second quarter of 1999 due to the severe decline in world oil prices. As a result, the Trust lacks the liquidity to pay its accrued and future liabilities and expenses which raises substantial doubt about the Trust's ability to continue as a going concern. The Trustee's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                KPMG LLP



New York, New York
March 26, 1999

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                           December 31, 1998 and 1997
                        (In thousands, except unit data)



      Assets                                                   1998        1997
                                                               ----        ----

Royalty Interest, net (notes 1, 2 and 3)                      $25,098    243,024
Cash                                                               13          0
                                                              -------    -------

                  Total assets                                $25,111    243,024
                                                              =======    =======

      Liabilities and Trust Corpus

Accrued expenses                                              $   103        195
Trust Corpus (40,000,000 units of beneficial
   interest authorized, 21,400,000 units issued
   and outstanding)                                            25,008    242,829
                                                              -------    -------

                  Total liabilities and Trust Corpus          $25,111    243,024
                                                              =======    =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

            For the Years Ended December 31, 1998, 1997 and 1996 (In
                          thousands, except unit data)



                                           1998           1997          1996
                                           ----           ----          ----

Royalty revenues                       $    15,163         44,582         42,263

Interest Income                                 17             21              0

Trust administrative expenses                  614            845            750
                                       -----------    -----------    -----------

Cash earnings                          $    14,566         43,758         41,513
                                       ===========    ===========    ===========

Cash distributions                     $    14,566         43,758         41,513
                                       ===========    ===========    ===========

Cash distributions per unit            $     0.681          2.045          1.940
                                       ===========    ===========    ===========

Units outstanding                       21,400,000     21,400,000     21,400,000
                                       ===========    ===========    ===========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)


                                             1998         1997          1996
                                             ----         ----          ----


Trust Corpus at beginning of year         $ 242,829      268,940      304,544
Cash earnings                                14,566       43,758       41,513
Decrease (increase) in accrued expenses          92         (105)          36
Increase in interest income                      13            0            0
Cash distributions                          (14,566)     (43,758)     (41,513)
Amortization of Royalty Interest            (44,408)     (26,006)     (35,640)
Impairment write-down (Note 3)             (173,518)           0            0
                                          ---------    ---------    ---------

Trust Corpus at the end of year           $  25,008      242,829      268,940
                                          =========      =======      =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

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

        During the fourth quarter of 1998, British Petroleum Company p.l.c. merged with Amoco Corporation to form BP Amoco. This transaction should not have a material effect on the Trust's operations.

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

(1), Continued

     (b) After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

          The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. As a result of the severe drop in world oil prices during 1998, the quarterly royalty revenues and cash distributions of the Trust have been significantly reduced. The royalty revenue for the fourth quarter of 1998 that was to be received and recorded in the first quarter of 1999 was zero. The royalty revenue for the first quarter of 1999 which is to be received and recorded in the second quarter of 1999 is also expected to be zero. As a result, the Trust lacks the liquidity to pay its accrued and future liabilities and expenses which raises substantial doubt about the Trust's ability to continue as a going concern. The Trust is considering entering into a credit facility with a non-affiliated bank in order to pay recurring and non-recurring Trust expenses, but as of the date of this report, no such facility has been put in place. The Trust is also considering establishing a reserve account sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust should a distribution be made to the Trust in future quarters. In addition, the Trust has written down the carrying value of the Royalty Interest to its estimated fair value. See notes 2 and 3 for further discussion.


(2)  Basis of Accounting

        The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust's assets, liabilities, Corpus, earnings and distributions as follows:

     (a) Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

     (b) Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees and out-of-pocket expenses) are recorded on an accrual basis.

     (c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 65,000,000, 111,000,000 and 80,991,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the years ended December 31, 1998, 1997 and 1996, respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $8.23, $4.82 and $6.61 for the years ended December 31, 1998, 1997 and 1996, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see note 3).

        While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.

                          BP PRUDHOE BAY ROYALTY TRUST

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


(3) Royalty Interest

      The Royalty Interest is comprised of the following at December 31, 1998 and 1997 (in thousands):

                                                  1998        1997
                                                  ----        ----

              Royalty Interest                 $535,000      535,000
              Less:                            (336,384)    (291,976)
              Impairment write                 (173,518)           0
                                               --------     --------

                                               $ 25,098      243,024
                                               ========     ========

      During the fourth quarter of 1998, the Trust determined that the value of the Royalty Interest was impaired as a result of the severe drop in world oil prices during 1998 and reduced the unamortized recorded value by $173,517,532, to its estimated fair value. The estimated fair value was calculated by projecting expected future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

(4)  Income Taxes

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

                          BP PRUDHOE BAY ROYALTY TRUST

(5)   Summary of Quarterly Results (Unaudited)

      A summary of selected quarterly financial information for the years ended December 31, 1998 and 1997 is as follows (in thousands, except unit data):
                                        1st        2nd        3rd          4th
                                     Quarter     Quarter     Quarter     Quarter
                                     -------     -------     -------     -------
1998
    Royalty revenues                $  8,773       3,317      1,773       1,300
    Interest income                        5          12       --          --
    Refund of overpayment of expense     142        --         --             3
    Trust administrative expenses       (103)       (234)      (303)       (119)
    Cash earnings                      8,817       3,095      1,470       1,184
    Cash distributions                 8,817       3,095      1,470       1,184
    Cash distributions per unit        0.412       0.145      0.069       0.055

1997
    Royalty revenues                $ 15,138      12,052      8,770       8,622
    Trust administrative expenses       (107)       (257)      (221)       (239)
    Cash earnings                     15,031      11,795      8,549       8,383
    Cash distributions                15,031      11,795      8,549       8,383
    Cash distributions per unit        0.702       0.551      0.399       0.392

(6) Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

        Pursuant to Statement of Financial Accounting Standards No. 69 "Disclosures About Oil and Gas Producing Activities" ("FASB 69"), the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows.

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

        There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 1998 ($12.05 per barrel), December 31, 1997 ($17.53 per barrel) and December 31, 1996 ($25.93 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

                          BP PRUDHOE BAY ROYALTY TRUST

(6), Continued

        In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 2001, if additions to the Field's proved reserves from January 1, 1988 (after certain adjustments) do not meet certain specified levels, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year. Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time. Accordingly, in estimating the reserve volumes attributable to the Trust, Chargeable Costs were reduced by the maximum amount in years subsequent to 1998, after considering the amount of reserves that have been added to the Field's proved reserves from January 1, 1988.

        Net proved reserves of oil and condensate attributable to the Trust as of December 31, 1998, 1997 and 1996 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 1998, 1997 and 1996 and a reduction in Chargeable Costs in years subsequent to 1998, were estimated to be 0, 65 and 111 million barrels, respectively (of which 0, 64 and 102 million barrels, respectively, are proved developed).

        The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 1998, 1997 and 1996 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $12.05, $17.53 and $25.93, respectively, were as follows (in thousands):


                                   December 31,   December 31,    December 31,
                                       1998          1997             1996
                                     --------      --------         --------

       Future net cash flows         $      0       108,455         779,517
       10% annual discount for
         estimated timing of
         cash flows                         0       (30,649)        (367,217)
                                      -------      --------         --------

       Standardized measure of
         discounted future net
         cash flow relating to
         proved reserves (a)         $      0        77,806           412,300
                                      =======      ========         =========

                          BP PRUDHOE BAY ROYALTY TRUST

(6), Continued

      (a)The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1998, would be $0, $69,220 and $388,249 at December 31, 1998, 1997 and 1996, respectively. The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                1998        1997        1996
                                                ----        ----        ----
          Revisions of prior estimates:
            Reserve volumes                   $116,023      33,018      21,565
            WTI price                         (228,764)   (417,392)    278,082
            Chargeable costs - inflation             5     (13,526)    (18,891)
            Production taxes                    34,319      63,400     (40,513)
            Other                                 (780)     (3,006)     (1,807)
                                              --------    --------     -------
                                               (79,197)   (337,506)    238,436
          Royalty income received (b)           (6,390)    (38,218)    (48,989)
          Accretion of discount                  7,781      41,230      20,259
                                              --------    --------     -------

          Net (decrease) increase
            during the year                   $(77,806)   (334,494)    209,706
                                              ========    ========     =======

     (b) Royalty income received for 1997 and 1996 includes the royalty applicable to the period October 1, 1997 through December 31, 1997 ($8,773) and October 1, 1996 through December 31, 1996 ($15,138), which was received by the Trust in January 1998 and 1997, respectively. There was no royalty income received for the period October 1, 1998 through December 31, 1998 which would normally be received in January 1999.

     The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

           Estimated net proved reserves of oil
             and condensate at December 31, 1996                 111,066
           Production                                             (5,395)
           Change caused by prices/costs                         (40,901)
                                                                 -------

           Estimated net proved reserves of oil
             and condensate at December 31, 1997                  64,769
           Production                                             (5,395)
           Change caused by prices/costs                         (59,374)
                                                                 --------

           Estimated net proved reserves of oil
             and condensate at December 31, 1998
                                                                       0
                                                                 =======
           Proved reserves:
              December 31, 1996                                  111,066
                                                                 =======

              December 31, 1997                                   64,769
                                                                 =======

              December 31, 1998                                        0
                                                                 =======

                                      -44

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



ITEM 12.   UNIT OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners

      As of March 24, 1999, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

      The following financial statements of the Trust are included in Part II,
Item 8:

            Independent Auditors' Report

            Statements of Assets, Liabilities and Trust Corpus as of December 31, 1998 and 1997

            Statements of Cash Earnings and Distributions for the years ended December 31, 1998, 1997, and 1996

            Statements of Changes in Trust Corpus for the years ended December 31, 1998, 1997, and 1996

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

27    Financial Data Schedule

(d)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 1998.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BP PRUDHOE BAY ROYALTY TRUST

                                    By:  THE BANK OF NEW YORK, as Trustee


                                    By: /s/ Marie Trimboli
                                        --------------------------
                                        Marie Trimboli
                                        Assistant Treasurer

March 30, 1999

      The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         -----------

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

27    Financial Data Schedule.  Filed herewith.

--------------------------------------------
      * Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-10243).