Form 10-Q
period 1999-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 1999-05-17
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------


                             Commission file number 1-10243
                                                    -------


                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                            13-6943724
----------------------------------                         ------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)


          The Bank of New York, 101 Barclay Street, New York, NY   10286
          ----------------------------------------------------------------
          (Address of Principal Executive Office of Trustee)    (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                  --------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 14, 1999, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.


                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)



                                                                      March 31,
                                                                        1999        December 31,
                                                                    (Unaudited)         1998
                                                                     ----------      -----------
         Assets

Royalty Interest, net (notes 1 and 2)                                  $24,479         25,098
Cash                                                                        13             13
                                                                       -------         ------

                           Total assets                                $24,492         25,111
                                                                       =======         ======


         Liabilities and Trust Corpus

Accrued expenses                                                       $   753            103
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                                    23,739         25,008
                                                                       -------         ------

                           Total liabilities and Trust Corpus          $24,492         25,111
                                                                       =======         ======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                      -----------------------------
                                                         1999               1998
                                                      -----------        ----------
Royalty revenues                                      $         0             8,773

Interest Income                                                 0                 5

Refund of overpayment of expenses                               0               142

     Less: Trust administrative expenses                        0              (103)
                                                      -----------        ----------

Cash earnings                                         $         0             8,817
                                                      ===========        ==========

Cash distributions                                    $         0             8,817
                                                      ===========        ==========

Cash distributions per unit                           $         0             0.412
                                                      ===========        ==========

Units outstanding                                      21,400,000        21,400,000
                                                      ===========        ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                      1999               1998
                                                     -------            -------

Trust Corpus at beginning of period                  $25,008            242,829
Cash earnings                                              0              8,817
Increase in accrued expenses                            (650)               (28)
Cash distributions                                         0             (8,817)
Amortization of Royalty Interest                        (619)           (10,950)
                                                     -------           --------

Trust Corpus at end of period                        $23,739            231,851
                                                     =======            =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                 March 31, 1999
                                   (Unaudited)

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

           The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. As a result of the severe drop in world oil prices during 1998 and early 1999, the quarterly royalty revenues and cash distributions of the Trust have been significantly reduced. The royalty revenue for the fourth quarter of 1998 that was to be received and recorded in the first quarter of 1999 was zero. The royalty revenue for the first quarter of 1999 that was to be received and recorded in the second quarter of 1999 will also be zero. As a result, the Trust lacks the liquidity to pay its accrued and future liabilities and expenses which raises substantial doubt about the Trust's ability to continue as a going concern. The Trust is considering establishing a reserve account sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust should a distribution be made to the Trust in future quarters.

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

       (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $0.47 and $8.23 for the three months ended March 31, 1999 and 1998, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

           While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 1999 and December 31, 1998 and the modified cash earnings and distributions and changes in Trust Corpus for the three months ended March 31, 1999 and 1998. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

                          BP PRUDHOE BAY ROYALTY TRUST

(2), Continued

           Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

           The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 1998 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.


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


LIQUIDITY AND CAPITAL RESOURCES

     The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report") for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in Part I, Item 1 of the Annual Report.

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

     As of the date of this report, the Trustee has determined not to enter into a credit facility in order to pay recurring and non-recurring Trust expenses. Rather, due to the recent increase in the WTI Price, the Trustee is currently considering the establishment of a cash reserve in order to provide some level of the liquidity to the Trust during those periods in which the Trust does not receive a distribution. Given that the Trust has not received a cash distribution for the fourth quarter of 1998 and will not receive one for the first quarter of 1999, the Trustee has determined that future political and economic conditions affecting world oil prices may make it impractical from time to time in the future to pay liabilities of the Trust out of quarterly royalty distributions. Accordingly, the Trustee has tentatively determined to establish a cash reserve. The Trustee anticipates setting aside and adding to such cash reserve, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. Such amount would be set aside over the course of at least four quarters, with up to one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee would draw funds from the reserve during any quarter in which the quarterly distribution received by the Trust did not exceed the liabilities and expenses of the Trust, and would replenish the reserve from future quarterly distributions, if any.

     In order to establish a cash reserve, certain conditions imposed by the Trust Agreement must be met. See "THE TRUST - Duties and Limited Powers of the Trustee" in Part I, Item 1 of the Annual Report. These conditions include the requirement that the Trustee make certain determinations with respect to the effect on the Trust Estate of the failure to take such action, and the receipt by the Trustee of certain opinions of counsel. While the Trustee anticipates that the requisite conditions imposed by the Trust Agreement can be satisfied, no assurances can be given that the establishment of a cash reserve to pay future expenses will be feasible.

     Amounts set aside for a cash reserve must be invested in U.S. government or agency securities secured by the full faith and credit of the United States, or certain repurchase agreements with respect to such U.S. government or agency securities.

     As discussed under CERTAIN TAX CONSIDERATIONS of the Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as will be any earning on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or establish a cash reserve and are not received by the holders of the Units.

Results of Operations

     Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 1999 and 1998 are attributable to the Company's operations during the three-month periods ended December 31, 1998 and 1997, respectively.

     The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 1999 and 1998 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                       Quarter Ended
                                        December 31,
                                   --------------------
                                    1998          1997
                                    ----          ----

Average WTI Price                  $12.80        $19.94
                                   ------       -------
Chargeable Costs                   $ 9.30        $ 8.85
Cost Adjustment Factor             1.2797        1.2797
                                   ------       -------
Adjusted Chargeable Costs           11.90         11.33
Production Taxes                     1.09          2.16
                                   ------       -------
                                    12.99         13.49
                                   ------       -------
Per Barrel Royalty                 $(0.19)*     $  6.45
                                   ======       =======

-------------
* Pursuant to the Conveyance, the payment under the Royalty Interest for any calendar quarter shall not be less than zero. Accordingly, the Per Barrel royalty for the fourth quarter of 1998 is effectively zero.

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

     As a result of the severe decline in the WTI Price during 1998 and the first quarter of 1999 (see "INDUSTRY CONDITIONS" in Part I, Item 1 of the Annual Report), the royalty revenues and cash distributions of the Trust declined significantly throughout 1998. The average daily WTI Price decreased below the level necessary for the Trust to receive a distribution for the fourth quarter of 1998 and the first quarter of 1999. Accordingly, no distribution will be made to holders of Units for such quarters. After giving effect to the 1999 increase in Chargeable Costs, the Trust will not be entitled to a quarterly distribution for any quarter in which the average daily WTI Price is less than approximately $13.78 (the "break-even point"). From the latter part of March 1999 up to the time of this report, however, the WTI Price has been above the break-even point. The WTI price for May 12, 1999 was $17.58. Although industry experts generally predict that WTI Prices should remain above the levels of the last two quarters, no such assurance can be given.

     Whether the Trust will be entitled to a quarterly distribution during 1999 will depend on WTI Prices prevailing during the remainder of the year. Even if the average daily WTI Price each quarter were to remain above the $13.78 break-even point, there may not be distributions to holders of Units. Quarterly distributions received by the Trust must, under the terms of the Trust Agreement, first be applied to satisfy the outstanding fees and expenses of the Trust as of each Quarterly Record Date. Due to the fact that none of the fees nor expenses of the Trust incurred since September 30, 1998 have been paid, the Trustee currently estimates that the Trust will pay at least approximately $900,000 as of the July 1999 Quarterly Record Date to satisfy such accumulated fees and expenses, should such amounts be available. As noted above, contributions to a cash reserve would further reduce distributions to holders of Units.


QUARTER ENDED MARCH 31, 1999 COMPARED TO
QUARTER ENDED MARCH 31, 1998

     The Trust's royalty revenues in the quarter ended March 31, 1999 were effectively zero ($0.00) as compared with approximately $8,773,000 in the quarter ended March 31, 1998, principally as a result of the decrease in the Average WTI Price for the quarter ended December 31, 1998, which was lower than the Average WTI Price for the quarter ended December 31, 1997 by $7.14 (a decrease of approximately 36 percent). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) decreased by only $0.50 (approximately 3.7 percent) from the fourth quarter of 1997 to the fourth quarter of 1998.

     Cash earnings and distributions for the first quarter of 1999 were zero ($0.00) as compared with approximately $8,817,000 for the first quarter of 1998 due primarily to the decrease in the Average WTI Price for the quarter ended December 31, 1998.

     The Trust Corpus at March 31, 1999 decreased by approximately 90% from March 31, 1998, primarily as a result of an impairment loss of approximately $174,000,000, which was calculated as the difference between the carrying value and the estimated fair value of the Royalty Interest. The estimated fair value was calculated by projecting future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

     Trust administrative expenses accrued during the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 increased by approximately $388,000, or 148%. The increase is due primarily to approximately $315,000 in New York Stock Exchange, Inc. listing fees which were previously paid for by BP Exploration (Alaska) Inc. which are being charged back to the Trust.


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

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of suppliers, customers and other business partners, the Trustee is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Trustee and its ability to perform its obligations under the Trust Agreement. The Year 2000 compliance program is intended to reduce significantly the Trustee's level of uncertainty about the Year 2000 problem and, in particular, the Year 2000 compliance and readiness of the Trustee and its material business partners. The Trustee believes that, with completion of its Year 2000 compliance program as scheduled, the possibility of significant interruption of normal operations should be reduced. However, because of the unprecedented nature of the Year 2000 problem, there can be no certainty as to its impact.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.


Item 2.  Changes in Securities and Use of Proceeds.

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

     The Trust did not receive a cash distribution from the Company with respect to the quarter ended March 31, 1999. Accordingly, no distribution was made to holders of Units for such quarterly period. For further discussion, see "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" above.

Item 6.  Exhibits and Reports on Form 8-K.

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


Date: May 17, 1999


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

**27.   Financial Data Schedule.

--------------
 * Incorporated by reference to the correspondingly numbered exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).

**   Filed herewith.