Form 10-Q
period 1999-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1999-08-16
CIK 850033

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ---------

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------


                        Commission file number 1-10243
                                               -------


                         BP PRUDHOE BAY ROYALTY TRUST
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                13-6943724
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                 (I.R.S. Employer
of incorporation or Organization)             Identification No.)


 The Bank of New York, 101 Barclay Street, New York, NY   10286
--------------------------------------------------------------------------------
(Address of Principal Executive Office of Trustee)     (Zip Code)

Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                  --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 10, 1999, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements.



                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)



                                                    June 30,
                                                      1999        December 31,
                                                   (Unaudited)        1998
                                                   -----------        ----

         Assets

Royalty Interest, net (notes 1, 2 and 3)       $        23,851          25,098
Cash                                                        13              13
                                                  ------------    ------------

         Total assets                          $        23,864          25,111
                                                  ============    ============

         Liabilities and Trust Corpus

Accrued expenses                               $           889             103
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units
    issued and outstanding)                             22,975          25,008
                                                  ------------    ------------

Total liabilities and Trust Corpus             $        23,864          25,111
                                                  ============    ============


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)



                                               Three months ended              Six months ended
                                                     June 30,                      June 30,
                                                1999         1998             1999           1998
                                                ----         ----             ----           ----

Royalty revenues                          $          0          3,317              0         12,090

Interest Income                                      0             12              0             17

Refund of overpayment of expenses                    0              -              0            141


     Less: Trust administrative expenses             0           (234)             0           (337)
                                            ----------     ----------     ----------     ----------


Cash earnings                             $          0          3,095              0         11,911
                                            ==========     ==========     ==========     ==========

Cash distributions                        $          0          3,095              0         11,911
                                            ==========     ==========     ==========     ==========

Cash distributions per unit               $          0          0.145              0          0.557
                                            ==========     ==========     ==========     ==========

Units outstanding                           21,400,000     21,400,000     21,400,000     21,400,000
                                            ==========     ==========     ==========     ==========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)


                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                                 1999              1998        1999              1998
                                                 ----              ----        ----              ----

Trust Corpus at beginning of period        $    23,739            231,851      25,008          242,829
Cash earnings                                        0              3,095           0           11,911
Increase in accrued expenses                      (136)              (107)       (786)            (136)
Cash distributions                                   0             (3,095)          0          (11,911)
Amortization of Royalty Interest                  (628)           (11,072)     (1,247)         (22,021)
                                            ----------           --------     -------         --------

Trust Corpus at end of period              $    22,975             20,672      22,975          220,672
                                            ==========           ========     =======         ========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                  June 30, 1999
                                   (Unaudited)

(1)    Formation of the Trust and Organization

           BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (The "Trustee") and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of the BP Amoco p.l.c. ("BP").

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

         The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. As a result of the severe drop in world oil prices during 1998 and early 1999, the quarterly royalty revenues and cash distributions of the Trust have been significantly reduced. The royalty revenue for the fourth quarter of 1998 that was to be received and recorded in the first quarter of 1999 was zero. The royalty revenue for the first quarter of 1999 that was to be received and recorded in the second quarter of 1999 was also zero. Do to an increase in oil prices in the second quarter, the Trust earned royalty revenue which will be recorded in the third quarter. In order to ensure the Trust has the ability to pay future expenses, the Trust is establishing a cash reserve account over the next several quarters sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust.

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

       (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $0.47 and $8.23 for the six months ended June 30, 1999 and 1998, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

           While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 1999 and December 31, 1998 and the modified cash earnings and distributions and changes in Trust corpus for the three and six month periods ended March 31 and June 30, 1999 and 1998. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

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

(3)    Royalty Interest

         The Royalty Interest is comprised of the following at June 30, 1999 (in thousands):

         Royal Interest                     $ 535,000
         Less:  Accumulated Amortization     (337,631)
                Impairment writedown         (173,518)
                                            ----------

                                            $   23,851
                                            ==========

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

         The decline in WTI Prices during the fourth quarter of 1998 and the historically low WTI Prices during the first quarter of 1999 resulted in the Trust not receiving quarterly distributions for the first and second quarters of 1999. The Trustee, therefore, determined to exercise certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's accrued and future liabilities and expenses.

         As of the date of this report, the Trustee has determined not to enter into a credit facility in order to pay recurring and non-recurring Trust expenses. Rather, due to the recent increase in the WTI Price, the Trustee has established a cash reserve in order to provide liquidity to the Trust during those periods in which the Trust does not receive a distribution in the future. Given that the Trust did not receive a cash distribution for the first and second quarters of 1999, the Trustee has determined that future political and economic conditions affecting world oil prices may make it impractical from time to time in the future to pay liabilities of the Trust out of quarterly royalty distributions. Accordingly, in July 1999, the Trustee established a cash reserve account. The Trustee anticipates setting aside and adding to such cash reserve account, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. Such amount would be set aside over the course of at least four quarters, with up to one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee has set aside $250,000 from the July 15, 1999 distribution for the establishment of the cash reserve. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

         In order to establish a cash reserve, certain conditions imposed by the Trust Agreement must be met. See "THE TRUST-Duties and Limited Powers of the Trustee" in Part I, Item 1 in the Annual Report. These conditions include the requirement that the Trustee make certain determinations with respect to the effect on the Trust Estate of the failure to take such action, and the receipt by the Trustee of certain opinions of counsel. At the time of filing this report, the Trustee has satisfied the requisite conditions imposed by the Trust Agreement. Namely, the Trustee has determined that the Trust Estate is subject to the risk of loss or diminution in value should the Trust fail to pay certain future liabilities should WTI Prices decline again in the future. Given the unpredictability of WTI Prices and that the Trust only receives quarterly distributions, the Trustee has determined that a cash reserve is necessary to cover any such future liabilities which may exceed those quarterly distributions received by drawing upon the cash reserve. The Trustee has received an opinion of counsel relating to certain tax matters as they pertain to the establishment of the cash reserve.

         Amounts set aside for a cash reserve must be invested in U.S. government or agency securities secured by the full faith and credit of the United States, or certain repurchase agreements with respect to such U.S. government or agency securities.

         As discussed under CERTAIN TAX CONSIDERATIONS in the Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as will be any earning on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or establish a cash reserve and are not received by the holders of the Units.

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 1999 and 1998 are attributable to the Company's operations during the three-month periods ended March 31, 1999 and 1998, respectively.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 30, 1999 and 1998 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                       Quarter Ended
                                          March 31,
                                   --------------------
                                    1999          1998
                                    ----          ----

Average WTI Price                  $13.08        $15.96
                                   ------       -------
Chargeable Costs                   $ 9.80        $ 9.30
Cost Adjustment Factor             1.2797        1.2797
                                   ------       -------
Adjusted Chargeable Costs           12.54         11.90
Production Taxes                     1.13          1.56
                                   ------       -------
                                    13.67         13.46

                                   ------       -------
Per Barrel Royalty                 $(0.59)*     $  2.49
                                   ======       =======

* Pursuant to the Conveyance, the payment under the Royalty Interest for any calendar quarter shall not be less than zero. Accordingly, the Per Barrel royalty for the first quarter of 1999 is effectively zero.

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

         As a result of the severe decline in the WTI Price during 1998 and the first quarter of 1999 (see "INDUSTRY CONDITIONS" in Part I, Item 1 of the Annual Report), the royalty revenues and cash distributions of the Trust declined significantly throughout 1998 and the first half of 1999. The average daily WTI Price decreased below the level necessary for the Trust to receive a distribution for the fourth quarter of 1998 and the first quarter of 1999. Accordingly, no distribution was made to holders of Units for such quarters. After giving effect to the 1999 increase in Chargeable Costs, the Trust will not be entitled to a quarterly distribution for any quarter in which the average daily

WTI Price is less than approximately $13.78 (the "break-even point").

         From the latter part of March 1999 up to the time of this report, however, the WTI Price has been above the break-even point and the Trust did receive a distribution for the third quarter of 1999. Although industry experts generally predict that WTI Prices should remain above those historically low levels witnessed in the latter part of 1998 and early 1999, no such assurance can be given.

         Whether the Trust will be entitled to a quarterly distribution during 1999 depends on WTI Prices prevailing during the remainder of the year. Even if the average daily WTI Price each quarter were to remain above the $13.78 break-even point, there may not be distributions to holders of Units. Quarterly distributions received by the Trust must, under the terms of the Trust Agreement, first be applied to satisfy the outstanding fees and expenses of the Trust as of each Quarterly Record Date. Due to the fact that none of the fees nor expenses of the Trust incurred since September 30, 1998 have been paid, the Trustee paid approximately $625,000 for the July 1999 Quarterly Record Date to satisfy such accumulated fees and expenses out of the distribution received from the Company on July 15, 1999. As noted above, a $250,000 contributions to a cash reserve was also made which further reduced distributions to holders of Units.

Quarter Ended June 30, 1999 Compared to
Quarter Ended June 30, 1998

         The Trust's royalty revenues in the quarter ended June 30, 1999 were effectively zero ($0.00) as compared with approximately $3,317,000 in the quarter ended June 30, 1998, principally as a result of the decrease in the Average WTI Price for the quarter ended March 31, 1999, which was lower than the Average WTI Price for the quarter ended March 31, 1998 by $2.88 (a decrease of approximately 18 percent). Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by only $0.21 (approximately 1.6 percent) from the first quarter of 1998 to the first quarter of 1999.

         Cash earnings and distributions for the second quarter of 1999 were zero ($0.00) as compared with approximately $3,095,000 for the second quarter of 1998 due primarily to the decrease in the Average WTI Price for the quarter ended March 31, 1999.

         The Trust Corpus at June 30, 1999 decreased by approximately 90% from June 30, 1998, primarily as a result of an impairment loss of approximately $174,000,000, which was calculated as the difference between the carrying value and the estimated fair value of the Royalty Interest. The estimated fair value was calculated by projecting future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

         Trust administrative expenses accrued during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 increased by approximately $29,000, or 27%. The increase is due primarily to increased legal and accounting fees which were unusually high given the Trust's liquidity concerns described above.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On July 15, 1999, the Trust received a cash distribution of $4,427,338.41 from the Company with respect to the quarter ended June 30, 1999 and, after adding interest income of $13,287, deducting expenses of $612,141 and setting aside $250,000 for the establishment of a cash reserve, distributed $3,565,197 or approximately $0.1666 per Unit, to Unitholders of record on July 15, 1999.

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

27            Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BP PRUDHOE BAY ROYALTY TRUST

                                            BY: THE BANK OF NEW YORK,
                                                as Trustee


                                            By: /s/ Marie Trimboli
                                               ----------------------
                                               Marie Trimboli
                                               Assistant Treasurer

Date: August 13, 1999

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