Form 10-Q
period 1999-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 1999-11-15
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

                         Commission file number 1-10243
                                                -------

                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             13-6943724
---------------------------------                            -------------------
  (State or Other Jurisdiction                                (I.R.S. Employer
of incorporation or Organization)                            Identification No.)

The Bank of New York, 101 Barclay Street, New York, NY              10286
------------------------------------------------------            ----------
  (Address of Principal Executive Office of Trustee)              (Zip Code)

Trustee's Telephone Number, Including Area Code: (212) 815-5092
                                                 --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

      As of November 10, 1999, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)

                                                    September 30,
                                                        1999        December 31,
                                                     (Unaudited)        1998
                                                     -----------        ----
      Assets

Royalty Interest, net (notes 1, 2 and 3)               $23,223         25,098
Cash                                                       250             13
                                                       -------        -------

      Total assets                                     $23,473         25,111
                                                       =======        =======

      Liabilities and Trust Corpus

Accrued expenses                                       $   479            103
Trust Corpus (40,000,000 units of beneficial
  interest authorized, 21,400,000 units issued
  and outstanding)                                      22,994         25,008
                                                       -------        -------

Total liabilities and Trust Corpus                     $23,473         25,111
                                                       =======        =======

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)

                                                   Three months ended                    Nine months ended
                                                       September 30,                       September 30,
                                                  1999               1998              1999              1998
                                              ------------       ------------      ------------      ------------
Royalty revenues                              $      4,427              1,773             4,427            13,863

Interest Income                                         13                 --                13                17

Refund of overpayment of expenses                       --                 --                --               141

Less: Trust administrative expenses                   (625)              (303)             (625)             (640)

     Expense reserve                                  (250)                --              (250)               --
                                              ------------       ------------      ------------      ------------

Cash earnings                                 $      3,565              1,470             3,565            13,381
                                              ============       ============      ============      ============

Cash distributions                            $      3,565              1,470             3,565            13,381
                                              ============       ============      ============      ============

Cash distributions per unit                   $      0.167              0.069             0.167             0.626
                                              ============       ============      ============      ============

Units outstanding                               21,400,000         21,400,000        21,400,000        21,400,000
                                              ============       ============      ============      ============

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                                Three months ended            Nine months ended
                                                    September 30,                September 30,
                                                1999           1998           1999          1998
                                              --------       --------       --------      --------
Trust Corpus at beginning of period           $ 22,975        220,672         25,008       242,829
Change in cash balance                             237             --            237            --
Cash earnings                                    3,565          1,470          3,565        13,381
Decrease /(Increase) in accrued expenses           410            222           (376)           86
Cash distributions                              (3,565)        (1,470)        (3,565)      (13,381)
Amortization of Royalty Interest                  (628)       (11,194)        (1,875)      (33,215)
                                              --------       --------       --------      --------

Trust Corpus at end of period                 $ 22,994        209,700         22,994       209,700
                                              ========       ========       ========      ========

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                               September 30, 1999
                                   (Unaudited)

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

(1)   Continued

      (b) After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

            The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. As a result of the severe drop in world oil prices during 1998 and early 1999, the quarterly royalty revenues and cash distributions of the Trust have been significantly reduced. The royalty revenue for the fourth quarter of 1998 that was to be received and recorded in the first quarter of 1999 was zero. The royalty revenue for the first quarter of 1999 that was to be received and recorded in the second quarter of 1999 was also zero. Do to an increase in oil prices in the second quarter, the Trust earned royalty revenue that was recorded in the third quarter. The royalty revenue for the third quarter of 1999 will be received and recorded in the fourth quarter. In order to ensure the Trust has the ability to pay future expenses, the Trust is establishing a cash reserve account over the next several quarters sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust.

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

      (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $0.47 and $8.23 for the nine months ended September 30, 1999 and 1998, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

            While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 1999 and December 31, 1998 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine month periods ended September 30, 1999 and 1998. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

                          BP PRUDHOE BAY ROYALTY TRUST

(2)   Continued

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

(3)   Royalty Interest

            The Royalty Interest is comprised of the following at September 30, 1999 (in thousands):

            Royalty Interest                    $ 535,000
            Less: Accumulated amortization       (338,259)
                  Impairment writedown           (173,518)
                                                ---------
                                                $  23,223
                                                =========

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

      The decline in WTI Prices during the fourth quarter of 1998 and the historically low WTI Prices during the first quarter of 1999 resulted in the Trust not receiving quarterly distributions for the first and second quarters of 1999. The Trustee, therefore, determined to exercise certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's future liabilities and expenses.

      Due to the increases in the WTI Price in the second quarter of 1999, the Trustee has established a cash reserve in order to provide liquidity to the Trust during those periods in which the Trust does not receive a distribution in the future. Given that the Trust did not receive a cash distribution for the first and second quarters of 1999, the Trustee has determined that future political and economic conditions affecting world oil prices may make it impractical from time to time in the future to pay liabilities of the Trust out of quarterly royalty distributions. Accordingly, in July 1999, the Trustee established a cash reserve account. The Trustee anticipates setting aside and adding to such cash reserve account, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. Such amount would be set aside over the course of at least four quarters, with up to one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee has set aside $250,000 from the July 15, 1999 distribution and an additional $250,000 from the October 15, 1999 distribution for such cash reserve. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

      Pursuant to the Trust Agreement, amounts set aside for the cash reserve are being invested in U.S. government or agency securities secured by the full faith and credit of the United States. Any such obligation will mature on the next succeeding Quarterly Record Date and will be held to maturity unless there is an earlier default. The Trustee has determined to distribute any interest received from the investment to the holders of Units upon maturity on that next Quarterly Record Date. Should the Trustee not draw upon any or all of the cash reserve to meet the Trust's liabilities and expenses for any given quarter, then the Trustee will re-invest the remaining principal, together with any additional funds set aside that quarter for the cash reserve, in U.S. government securities maturing on the next succeeding Quarterly Record Date. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

      In order to establish a cash reserve, certain conditions imposed by the Trust Agreement must be met. See "THE TRUST - Duties and Limited Powers of the Trustee" in Part I, Item 1 in the Annual Report. These conditions include the requirement that the Trustee make certain determinations with respect to the effect on the Trust Estate of the failure to take such action, and the receipt by the Trustee of certain opinions of counsel. At the time of establishing the cash reserve, the Trustee satisfied the requisite conditions imposed by the Trust Agreement. Namely, the Trustee determined that the Trust Estate is subject to the risk of loss or diminution in value should the Trust fail to pay certain future liabilities should WTI Prices decline again in the future. Given the unpredictability of WTI Prices and that the Trust only receives quarterly distributions, the Trustee determined that a cash reserve is necessary to cover any such future liabilities which may exceed those quarterly distributions received by drawing upon the cash reserve. The Trustee has received an opinion of counsel relating to certain tax matters as they pertain to the establishment of the cash reserve.

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

Results of Operations

      Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 1999 and 1998 are attributable to the Company's operations during the quarters ended June 30, 1999 and 1998, respectively. Accordingly, royalties paid to the Trust and distributions to Unit holders in the nine month period ended September 30 of each year are attributable to the Company's operations during the first six months of such year and the last three months of the preceding year.

      The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 1999 and 1998 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

                                           Quarter Ended                              Quarter Ended
                                6/30/99       3/31/99       12/31/98        6/30/98      3/31/98     12/31/97
                               --------      --------       --------       --------     --------     --------
Average WTI Price              $  17.44         13.08          12.80          14.58        15.96        19.94
                               --------      --------       --------       --------     --------     --------

Chargeable Costs               $   9.80          9.80           9.30           9.30         9.30         8.85
Cost Adjustment Factor           1.2797        1.2797         1.2797         1.2797       1.2797       1.2797
                               --------      --------       --------       --------     --------     --------

Adjusted Chargeable Costs      $  12.54         12.54          11.90          11.90        11.90        11.33
Production Taxes                   1.79          1.13           1.09           1.36         1.56         2.16
                               --------      --------       --------       --------     --------     --------

                               $  14.33         13.67          12.99          13.26        13.46        13.49
                               --------      --------       --------       --------     --------     --------

Per Barrel Royalty             $   3.11         (0.59)*        (0.19)*         1.32         2.49         6.45
                               ========      ========       ========       ========     ========     ========

----------
* Pursuant to the Conveyance, the payment under the Royalty Interest for any calendar quarter shall not be less than zero. Accordingly, the Per Barrel royalty for the first quarter of 1999 is effectively zero.

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

      As a result of the severe decline in the WTI Price during 1998 and the first quarter of 1999 (see "INDUSTRY CONDITIONS" in Part I, Item 1 of the Annual Report), the royalty revenues and cash distributions of the Trust declined significantly throughout 1998 and the first half of 1999. The average daily WTI Price decreased below the level necessary for the Trust to receive a distribution for the fourth quarter of 1998 and the first quarter of 1999. Accordingly, no distribution was made to holders of Units for such quarters. After giving effect to the 1999 increase in Chargeable Costs, the Trust will not be entitled to a quarterly distribution for any quarter during 1999 in which the average daily WTI Price is less than approximately $13.78 (the "break-even point").

      From the latter part of March 1999 up to the time of this report, however, the WTI Price has risen and has been above the break-even point and the Trust did receive a distribution for the third quarter of 1999. Although industry experts generally predict that WTI Prices should remain above those historically low levels witnessed in the latter part of 1998 and early 1999, no such assurance can be given.

      Whether the Trust will be entitled to a quarterly distribution during for the fourth quarter of 1999 depends on WTI Prices prevailing during the remainder of the year. Even if the average daily WTI Price each quarter were to remain above the $13.78 break-even point, there may not be distributions to holders of Units. Quarterly distributions received by the Trust shall, under the terms of the Trust Agreement, first be applied to satisfy the outstanding fees and expenses of the Trust as of each Quarterly Record Date.

      Due to the fact that none of the fees nor expenses of the Trust incurred from October 1, 1998 through June 30, 1999 had been paid, the Trustee paid approximately $625,000 for the July 1999 Quarterly Record Date to satisfy such accumulated fees and expenses out of the distribution received from the Company on July 15, 1999.

      Upon paying the Trust's fees and expenses accrued from July 1, 1999 through September 30, 1999 out of the distribution received from the Company on October 15, 1999 and from the interest received on the cash reserve for the prior quarter, the Trustee set aside an additional $250,000 contribution to the cash reserve prior to making the distribution to holders of Units.

Three and Nine Months Ended September 30, 1999 Compared to
Three and Nine Months Ended September 30,1998

      The Trust's royalty revenues in the quarter ended September 30, 1999 increased approximately 250% over revenues in the quarter ended September 30, 1998, primarily as a result of the increase in the Average WTI Price for the quarter ended June 30, 1999, which was higher than the Average WTI Price for the quarter ended June 30, 1998 by $2.86 (a increase of approximately 20%). Revenues in the nine-month period ended September 30, 1999 decreased by approximately 68% over the comparable period ended September 30, 1998 due primarily to the decrease in the Average WTI Price. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $1.07 (approximately 8.1%) from the second quarter of 1998 to the second quarter of 1999.

      Cash earnings and distributions for the three months ended September 30, 1999 increased by approximately 243% from the three months ended September 30, 1998 due primarily to a increase in the Average WTI Price for the quarter ended June 30, 1999. Cash earnings and distributions for the nine months ended September 30, 1999, however, decreased 73% from the comparable period of 1998 due primarily to a decrease in the Average WTI Prices during the respective periods. These large quarterly fluctuations in cash earnings and distributions have been a result of the highly volatile WTI Prices experienced over the past two years.

      The Trust Corpus at September 30, 1999 decreased by approximately 89% from September 30, 1998, primarily as a result of an impairment writedown of approximately $174,000,000, which was calculated as the difference between the carrying value and the estimated fair value of the Royalty Interest. The estimated fair value was calculated by projecting future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

      Trust administrative expenses accrued and paid during the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 increased by approximately $322,000, or 206%. The increase is due primarily to the facts that (i) the Trustee paid the Trust's fees and expenses which had accrued over a period of three quarters, and (ii) such fees and expenses were unusually high given the increased legal and accounting fees incurred given the Trust's liquidity concerns described above.

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

      None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      On October 15, 1999, the Trust received a cash distribution of $9,015,384.71 from the Company with respect to the quarter ended September 30, 1999 and, after adding interest income of $46,598, deducting expenses of $172,623 and setting aside an additional $250,000 for the cash reserve, distributed $8,639,360 or approximately $0.4037 per Unit, to Unit holders of record on October 20, 1999.

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

                                        BP PRUDHOE BAY ROYALTY TRUST

                                        By: THE BANK OF NEW YORK,
                                            as Trustee


                                        By: /s/ Marie E. Trimboli
                                            ------------------------------------
                                            Marie E. Trimboli
                                            Assistant Treasurer

Date: November 12, 1999

      The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

                                INDEX TO EXHIBITS

Exhibit                              Exhibit
  No.                              Description
-------                        ------------------

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

**27.       Financial Data Schedule.

----------
* Incorporated by reference to the correspondingly numbered exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).

**    Filed herewith.