Form 10-K
period 1999-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2000-03-29
CIK 850033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10243

                          BP PRUDHOE BAY ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-6943724
      State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

     THE BANK OF NEW YORK, TRUSTEE
   101 BARCLAY STREET, FLOOR 21 WEST
           NEW YORK, NEW YORK                              10286
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 28, 2000, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing sale price on the New York Stock Exchange) was approximately $219,350,000.

                    Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

                                     PART I1

ITEM 1.        BUSINESS...........................................................................................1
         INTRODUCTION.............................................................................................1
         THE TRUST................................................................................................2
         THE ROYALTY INTEREST.....................................................................................6
         THE UNITS...............................................................................................12
         THE BP SUPPORT AGREEMENT................................................................................14
         THE PRUDHOE BAY UNIT....................................................................................14
         INDEPENDENT OIL AND GAS CONSULTANTS'REPORT..............................................................20
         INDUSTRY CONDITIONS AND REGULATIONS.....................................................................25
         CERTAIN TAX CONSIDERATIONS..............................................................................25

ITEM 2.        PROPERTIES........................................................................................27

ITEM 3.        LEGAL PROCEEDINGS.................................................................................28

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS...................................................28


                             PART II28

ITEM 5.        MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS..............................................28

ITEM 6.        SELECTED FINANCIAL DATA...........................................................................29

ITEM 7.        TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS..............................................................29

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................33

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................44


                             PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................44

ITEM 11.       EXECUTIVE COMPENSATION............................................................................44

ITEM 12.       UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.......................................................................................44

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................44


                              PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................44

SIGNATURES.......................................................................................................46

INDEX TO EXHIBITS................................................................................................47

                                     PART I

ITEM 1   BUSINESS

                                  INTRODUCTION

         BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the "Trust Agreement") among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York, as trustee (the "Trustee"), and F. James Hutchinson, co-trustee (The Bank of New York (Delaware), successor co-trustee). The Trustee's corporate trust offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-5092. The Company and Standard Oil are indirect, wholly owned subsidiaries of BP Amoco p.l.c. ("BP").

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

                                    THE TRUST

Duties and Limited Powers of Trustee

         The duties of the Trustee are as specified in the Trust Agreement and by the laws of the State of Delaware. The discussion of terms of the Trust Agreement contained herein do not purport to be complete and are qualified in their entirety by reference to the Trust Agreement itself, which is filed as an exhibit to this report and is available upon request from the Trustee.

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

         The Trustee has the right to establish a cash reserve for the payment of material liabilities of the Trust which may become due. Such reserve can only be set up when the Trustee has determined that it is not practical to pay such liabilities in a subsequent quarter out of funds anticipated to be available and that, in the absence of such reserve, the Trust Estate is subject to the risk of loss or diminution in value or the Trustee is subject to the risk of personal liability for such liabilities. Furthermore, the Trustee must receive an unqualified written opinion of counsel to the effect that such reserve will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes unless the Trustee is unable to obtain such opinion and determines that the failure to establish such reserve will be materially detrimental to the Unit Holders considered as a whole or will subject the Trustee to the risk of personal liability for such liabilities.

         The Trustee has a limited power to borrow on behalf of the Trust on a secured or unsecured basis. Such borrowing may be effected if at any time the amount of cash on hand is not sufficient to pay liabilities of the Trust then due. The Trustee can only borrow from an entity not affiliated with the Trustee. Certain other conditions must also be satisfied, including, that the Trustee must determine that it is not practical to pay such liabilities in a subsequent quarter out of funds anticipated to be available and the Trust Estate is subject to the risk of loss or diminution in value. The borrowing must be effected pursuant to terms which (in the opinion of an investment banking firm or commercial banking firm) are commercially reasonable when compared to other available alternatives and the Trustee must receive an unqualified written opinion of counsel to the effect that such borrowing will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes unless, the Trustee is unable to obtain such opinion and determines that the failure to effect such borrowing will be materially detrimental to the Unit Holders considered as a whole. To secure payment of such indebtedness, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber the Trust Estate or any portion thereof (including the Royalty Interest) and to carve out and convey production payments. The borrowing itself and the pledges or other encumbrances to secure borrowings are permitted without a vote of holders of Units. In the event of such borrowings, no further Trust distributions may be made until the indebtedness created by such borrowings has been paid in full.

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

         The Trustee may also sell for cash the Trust Estate, or a portion thereof, if such sale is effected in order to provide for the payment of specific liabilities of the Trust then due and cash on hand is insufficient and the Trustee is unable to effect a borrowing by the Trust. The Trustee must also determine that the failure to pay such liabilities at a later date will be contrary to the best interest of the holders of Units and that it is not practicable to submit the sale to a vote of the holders of Units. The sale must be effected at a price which (in the opinion of an investment banking firm or commercial banking firm) is at least equal to the fair market value of the interest sold and is effected pursuant to commercially reasonable terms when compared to other available alternatives. Again, the Trustee must receive an unqualified written opinion of counsel to the effect that such sale will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes unless, the Trustee is unable to obtain such opinion and determines that the failure to effect such sale will be materially detrimental to the Unit Holders considered as a whole. Finally, the Trustee may sell the Trust Estate upon termination of the Trust.

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

Property of the Trust

         Except for cash and cash equivalents held by the Trustee from time to time, the property of the Trust consists exclusively of the Royalty Interest. The Royalty Interest was conveyed to the Trust pursuant to an Overriding Royalty Conveyance dated February 27, 1989 between the Company and Standard Oil and a Trust Conveyance dated February 28, 1989 between Standard Oil and the Trust. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively herein as the "Conveyance." For a description of the terms of the Royalty Interest, see "THE ROYALTY INTEREST" Item 1. The discussion of the terms of the Conveyance herein is qualified in its entirety by reference to the relevant provisions of the Overriding Royalty Conveyance and the Trust Conveyance which are filed with the Securities and Exchange Commission as exhibits to this report.

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

Amendment of the Trust Agreement

         The Trust Agreement may be amended without a vote of the holders of Units to cure an ambiguity, to correct or supplement any provision of the Trust Agreement that may be inconsistent with any other such provision or to make any other provision with respect to matters arising under the Trust Agreement that do not adversely affect the holders of Units. The Trust Agreement may also be amended with the approval of a majority of the outstanding Units at a meeting of holders of Units. However, no such amendment may alter the relative rights of Unit holders, unless approved by the affirmative vote of 100 percent of the holders of Units and by the Trustee, or reduce or delay the distributions to the holders of Units or effect certain other changes unless approved by the affirmative vote of 80 percent of the holders of Units and by the Trustee. No amendment will be effective until the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such modification will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.

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

         A meeting of the holders of Units may be called at any time to act with respect to any matter which the holders of Units are authorized to act pursuant to the Trust Agreement. Any such meeting may be called by the Trustee in its discretion and will be called (i) as soon as practicable after receipt of a written request by the Company or (ii) as soon as practicable after receipt of a written request that sets forth in reasonable detail the action proposed to be taken at such meeting and is signed by holders of Units owning not less than 25 percent of the then outstanding Units or (iii) as may be required by applicable laws or regulations of the New York Stock Exchange. All such meetings are required to take place in the Borough of Manhattan, The City of New York.

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

WTI Price

         The "WTI Price" for any trading day means (i) the latest price (expressed in dollars per barrel) for West Texas intermediate crude oil of standard quality having a specific gravity of 40 degrees API for delivery at Cushing, Oklahoma ("West Texas Crude"), quoted for such trading day by the Dow Jones International Petroleum Report (which is published in The Wall Street Journal) or if the Dow Jones International Petroleum Report does not publish such quotes, then such price as quoted by Reuters, or if Reuters does not publish such quotes, then such price as quoted in Platt's Oilgram Price Report, or (ii) if for any reason such publications do not publish the price of West Texas Crude, then the WTI Price will mean, until the price quotations described in (i) are again available, the simple average of the daily mean prices (expressed in dollars per barrel) quoted for West Texas Crude by one major oil company, one petroleum broker and one petroleum trading company, in each case unaffiliated with BP and having substantial U.S. operations. Such major oil company, petroleum broker and petroleum trading company will be designated by the Company from time to time. In the event that prices for West Texas Crude are not quoted so as to permit the calculation of the WTI Price, "West Texas Crude," for the purposes of calculating the WTI Price will mean such other light sweet domestic crude oil of standard quality as is designated by the Company and approved by the Trustee in the exercise of its reasonable judgment, with appropriate allowance for transportation costs to the Gulf Coast (or other appropriate location) to equilibrate such price to the WTI Price. The WTI Price for any day which is not a trading day is the WTI Price for the preceding trading day.

Chargeable Costs

         The "Chargeable Costs" per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per barrel for the five calendar years ended December 31, 1999 were: $8.25 during 1995; $8.50 during 1996; $8.85 during 1997; $9.30 during 1998; and $9.80 during 1999. Chargeable Costs for the calendar year ending December 31, 2000 and subsequent years are shown in the following table:

               For the       Chargeable        For the      Chargeable
             Year Ending      Costs Per      Year Ending     Costs Per
             December 31       Barrel        December 31      Barrel
             -----------     ----------      -----------    ----------
                 2000          10.00             2011         16.60
                 2001          10.75             2012         16.70
                 2002          11.25             2013         16.80
                 2003          11.75             2014         16.90
                 2004          12.00             2015         17.00
                 2005          12.25             2016         17.10
                 2006          12.50             2017         17.20
                 2007          12.75             2018         20.00
                 2008          13.00             2019         23.75
                 2009          13.25             2020         26.50
                 2010          14.50

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

         As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

                                        Additions to Proved Reserves
             Year Ended                 ----------------------------
             December 31          Annual                      Cumulative
             -----------          ------                      ----------
                                             (Million STB)
                1988               42.3                          42.3
                1989               45.5                          87.8
                1990               24.0                         111.8
                1991              115.8                         227.6
                1992              144.3                         371.9
                1993              206.2                         578.1
                1994               89.9                         668.0
                1995               92.2                         760.2
                1996              (21.0)                        739.2
                1997               (1.5)                        737.7
                1998               (0.5)                        737.2
                1999                0.0                         737.2

         The Company anticipates that additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate, but not eliminate the recent decline in gross oil and condensate production capacity. As of December 31, 1999, the cumulative additions to proved reserves allocated to the Subject Leases were sufficient to prevent any reduction in Chargeable Costs during the years 2001 through 2005. However, significant downward revisions of proved reserve estimates in 2000 or subsequent years could result in a reduction of Chargeable Costs being required as described above in the year 2006 or thereafter.

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

                                                         Cost          Adjusted
                     Average WTI      Chargeable      Adjustment      Chargeable      Production       Per Barrel
                        Price           Costs           Factor          Costs            Taxes          Royalty
                     -----------      ----------      ----------      ----------      ----------       ----------
1995:
1st Qtr                 18.35            8.25           1.200            9.90            2.00            6.45
2nd Qtr                 19.32            8.25           1.212           10.00            2.11            7.21
3rd Qtr                 17.87            8.25           1.212           10.00            1.90            5.98
4th Qtr                 18.16            8.25           1.217           10.04            1.94            6.18

1996:
1st Qtr                 19.74            8.50           1.227           10.43            2.17            7.14
2nd Qtr                 21.70            8.50           1.241           10.55            2.45            8.70
3rd Qtr                 22.36            8.50           1.247           10.59            2.55            9.22
4th Qtr                 24.71            8.50           1.257           10.68            2.89           11.13

1997:
1st Qtr                 22.86            8.85           1.265           11.19            2.61            9.06
2nd Qtr                 19.91            8.85           1.269           11.23            2.16            6.52
3rd Qtr                 19.75            8.85           1.274           11.28            2.14            6.34
4th Qtr                 19.94            8.85           1.280           11.33            2.16            6.45

1998:
1st Qtr                 15.96            9.30           1.280           11.90            1.56            2.49
2nd Qtr                 14.58            9.30           1.280           11.90            1.36            1.32
3rd Qtr                 14.15            9.30           1.280           11.90            1.29            0.96
4th Qtr                 12.80            9.30           1.280           11.90            1.10            0.00

1999:
1st Qtr                 13.08            9.80           1.280           12.54            1.13            0.00
2nd Qtr                 17.44            9.80           1.280           12.54            1.79            3.11
3rd Qtr                 21.71            9.80           1.287           12.61            2.42            6.68
4th Qtr                 24.60            9.80           1.296           12.70            2.84            9.05

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

Distributions of Income

         The Company makes quarterly payments to the Trust of the amounts due with respect to the Trust's Royalty Interest on the fifteenth day following the end of each calendar quarter or, if the fifteenth is not a business day, on the next succeeding business day (the "Quarterly Record Date"). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date. The Trustee then distributes an amount equal to the excess, if any, of the cash received by the Trust from the Royalty Interests over the expenses and payments of liabilities of the Trust, subject to adjustments for changes made by the Trustee in any cash reserve established for the payments of estimated liabilities of the Trust (the "Quarterly Distribution") to the persons in whose names the Units were registered at the close of business on the immediately preceding Quarterly Record Date.

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

                                THE PRUDHOE BAY UNIT

General

         The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 1999, approximately 9.9 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $18.0 billion gross capital spent and a total of about 2,095 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

         Since several oil companies hold acreage within the Field, the Prudhoe Bay Unit was established to optimize Field development. The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to Prudhoe Bay Unit owners. The Company and a subsidiary of the Atlantic Richfield Company ("Arco") are the two Field operators. Other Field owners include affiliates of Exxon Mobil Corporation ("Exxon Mobil"), Phillips Petroleum Company ("Phillips") and Chevron Corporation ("Chevron").

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

         The ownership of the Prudhoe Bay Unit by participating area as of December 31, 1999 is summarized in the following table:

                                                     Oil Rim         Gas Cap
                                                     -------         -------

         BP.......................................     51.22% (a)     13.83%
         Arco.....................................     21.87          42.56
         Exxon Mobil..............................     23.75          42.84
         Phillips/Chevron.........................      2.55           0.74
         Others...................................      0.60           0.00
                                                      ------         ------
              Total...............................    100.00%        100.00%
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

         As of December 31, 1999 there were about 828 active producing oil wells, 36 gas reinjection wells, 75 water injection wells and 104 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 5,500 STB of oil per day. Currently, the average well production rate is about 660 STB of oil per day.

         The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follow during the periods indicated:
                                 Oil                     Condensate
               Year        ------------------       -------------------
              Ended        Total      Subject       Total       Subject
           December 31     Field       Leases       Field        Leases
           -----------     -----       ------       -----        ------
                                     (Thousand STB per day)

              1995         659.3       292.4        200.0         24.2
              1996         583.1       258.6        187.6         22.7
              1997         512.8       227.4        177.1         21.4
              1998         442.3       196.1        165.2         20.0
              1999         380.9       170.7        151.5         18.3

         The Company estimates that production will decline at an average rate of approximately 10 percent per year for the next two to four years, and that the rate of decline will decrease to approximately five percent per year by the year 2030.

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

Reserve Estimates

         The Company's net proved remaining reserves of oil and condensate in the Prudhoe Bay Unit as of December 31, 1999 were estimated to be approximately 1,017.7 million STB, of which approximately 1,007.6 million STB were associated with the Subject Leases. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 barrels per day until the year 2009. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030.

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

         The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 1999 were 93.6 million barrels of oil and condensate, of which 89.1 million barrels were proved developed reserves and 4.5 million barrels were proved undeveloped reserves. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 1999 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $522 million, with a present value of $305 million. These increases over the corresponding December 31, 1998 figures are a result of the increase in the WTI Price. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

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

         The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                               Net Proved Reserves
                        ----------------------------------     WTI Prices
      December 31       Subject Leases (a)       Trust (b)     Per Barrel
      -----------       ------------------       ---------     ----------
                                        (Million STB)

         1995               1,371.4                81.0            19.58
         1996               1,247.0               111.1            25.93
         1997               1,154.7                64.8            17.78
         1998               1,075.4                 0.0            12.05
         1999               1,007.6                93.6            25.60
-------------

(a) Includes proved undeveloped reserves of 275.2 million STB at December 31, 1995; 223.4 million STB at December 31, 1996; 190.2 million STB at December 31, 1997; 109.8 million STB at December 31, 1998; and 108 million STB at December 31, 1999.

(b) Includes proved undeveloped reserves of 0.8 million STB at December 31, 1995; 9.1 million STB at December 31, 1996; 1.3 million STB at December 31, 1997; 0.0 STB at December 31, 1998; and 4.5 STB at December 31, 1999.

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




                                February 29, 2000




The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York  10286

                                         Re: Estimates of Proved Reserves,
                                             Future Production Rates, and
                                             Future Net Revenues for the
                                             BP Prudhoe Bay Royalty Trust
                                             As of December 31, 1999

Gentlemen:

         This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1999. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

         The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 17, 2000 addressed to Mr. Patrick O'Leary of The Bank of New York and signed by Mr. V. W. Holt. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and (6) pertinent provisions of the Prudhoe Bay Unit

                             MILLER AND LENTS, LTD.

The Bank of New York                                           February 29, 2000
Trustee, BP Prudhoe Bay Royalty Trust


Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

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

         4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 1999, of
                  93.6 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 93.6 million barrels of total Proved Reserves, 89.1

                             MILLER AND LENTS, LTD.

The Bank of New York                                           February 29, 2000
Trustee, BP Prudhoe Bay Royalty Trust


                  million barrels are Proved Developed Reserves, and 4.5 million barrels are Proved Undeveloped Reserves.

         5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 1999, production of the Proved Reserves will result in Estimated Future Net Revenues of $522 million and Present Value of Estimated Future Net Revenues of $305 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

         6. BP Exploration (Alaska) Inc. estimated that, as of December 31, 1999, 737.2 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

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

         8. Based on the West Texas Intermediate Price of $25.60 per barrel on December 31, 1999, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2017 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 1999, the Per Barrel Royalty will be zero following the year 2017. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

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

                             MILLER AND LENTS, LTD.

The Bank of New York                                           February 29, 2000
Trustee, BP Prudhoe Bay Royalty Trust


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

                             MILLER AND LENTS, LTD.

The Bank of New York                                           February 29, 2000
Trustee, BP Prudhoe Bay Royalty Trust


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

                                      Very truly yours,


                                      MILLER AND LENTS, LTD.



                                      By  /s/ William P. Koza           [SEAL]
                                        ----------------------------
                                          William P. Koza
                                          Vice President
WPK/hsd

                       INDUSTRY CONDITIONS AND REGULATIONS

         The production of oil and gas in Alaska is affected by many state and federal regulations with respect to allowable rates of production, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

         In general, the Company's oil and gas activities are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Company believes that the equipment and facilities currently being used in its operations generally comply with the applicable legislation and regulations. During the past few years, numerous environmental laws and regulations have taken effect at the federal, state and local levels. Oil and gas operations are subject to extensive federal and state regulation and to interruption or termination by governmental authorities due to ecological and other considerations and in certain circumstances impose absolute liability upon lessees for the cost of cleaning up pollutants and for pollution damages resulting from their operations. Although the Company has advised that the existence of legislation and regulation has had no material adverse effect on the Company's current method of operations, existing and future legislation and regulations cannot be predicted.

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

         The Trust makes quarterly distributions to Unit holders of record on each Quarterly Record Date. The terms of the Trust Agreement seek to assure to the extent practicable that income, expenses and deductions attributable to each distribution are reportable by the Unit holder who receives the distribution.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

         The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 1998 and 1999.

                                                           Distributions
                                  High           Low         Per Unit
                                  ----           ---         --------
         1998:
         First Quarter          $16 7/8        $14 7/16       $0.412
         Second Quarter          14 7/8         10             0.145
         Third Quarter           10 7/8          6 15/16       0.069
         Fourth Quarter           9 1/2          4 5/16        0.055

         1999:
         First Quarter          $ 8 15/16      $ 4 7/16       $0.000(a)
         Second Quarter           8 9/16         5 7/16        0.000(a)
         Third Quarter           11              7 5/16        0.166
         Fourth Quarter          10 15/16        8 1/16        0.404

         As of December 31, 1999, 21,400,000 Units were outstanding and were held by approximately 975 holders of record.

         (a) Due to the decline in WTI Prices, the Trust did not receive distributions during the first and second quarters of 1999.

         Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See "THE ROYALTY INTEREST" in Item 1.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents in summary form selected financial information regarding the Trust.

                                         1999           1998           1997          1996           1995
                                         ----           ----           ----          ----           ----
                                                        (In thousands, except per Unit amounts)
 Royalty revenues                       $    13,443        15,163         44,582        42,263          34,886
 Interest income                                 60            17             21             0               0
 Trust administration  expenses                 798           614            845           750             688
 Expenses reserve                               500             0              0             0               0
                                     --------------  ------------   ------------   -----------     -----------
 Cash earnings                          $    12,205        14,566         43,758        41,513          34,198
 Cash distributions                     $    12,205        14,566         43,758        41,513          34,198
 Cash distributions per unit            $     0.570         0.681          2.045         1.940           1.598
 Units outstanding                       21,400,000    21,400,000     21,400,000    21,400,000      21,400,000

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

         The Trustee, its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). When used herein, the words "anticipates," "expects," "believes," "intends" or "projects" and similar expressions are intended to identify forward-looking statements. To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in oil prices, oil production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust. In addition, the Trust's future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Trustee disclaims any obligation to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Liquidity and Capital Resources

         The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" in Item 1 for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "BUSINESS - The Trust" in Item 1.

         The continued depressed WTI Prices during the fourth quarter of 1998 and first quarter of 1999 resulted in the Trust not receiving distributions during the first and second quarters of 1999. The Trustee, therefore, determined to exercise certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's future liabilities and expenses. Given the unpredictability of WTI Prices and that the Trust only receives quarterly distributions, the Trustee determined that a cash reserve is necessary to cover any such future liabilities which may exceed those quarterly distributions received by drawing upon the cash reserve. The Trustee has received an opinion of counsel relating to certain tax matters as they pertain to the establishment of the cash reserve.

         Upon the resumption of distributions in the third quarter of 1999, attributable to the increase in the WTI Price in the second quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee anticipates setting aside and adding to such cash reserve account, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. This amount is being set aside over the course of four quarters, with one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee has set aside $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution and an additional $250,000 from the January 15, 2000 distribution for such cash reserve. The Trustee anticipates that it will be able to bring the cash reserve to a total of approximately $1,000,000 based on the royalty revenue it anticipates it will receive on April 15, 2000. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

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

         As discussed under "BUSINESS - Certain Tax Considerations", amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as will be any earning on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or establish a cash reserve and are not received by the holders of the Units.

Results of Operations

         Relatively modest changes in oil prices will significantly affect the Trust's revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. The effect of changing economic conditions on the demand and supply for energy throughout the world and future prices of oil cannot be accurately projected.

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the years ended December 31, 1999, 1998 and 1997 are attributable to the Company's operations during the twelve-month periods ended September 30, 1999, 1998 and 1997, respectively.

         As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2009, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes, changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve.

         As a result of the continued decline in the WTI Price during the fourth quarter of 1998 and the first quarter of 1999 the royalty revenues to the Trust and cash distributions to the holders of Units declined in 1999. During the fourth quarter of 1998 and first quarter of 1999 the average daily WTI Price decreased below the level necessary for the Trust to receive a distribution for the first and second quarters of 1999. Accordingly, no distribution was made to holders of Units for such quarters. As a result of the significant increase in the average daily WTI Price during the second and third quarters of 1999, all the royalty revenue distributed to the Trust in 1999 and in turn to the holders of Units was received in the third and fourth quarters of 1999.

         From the latter part of March 1999 up to the time of this report the WTI Price has been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the fiscal year 2000 depends on WTI Prices prevailing during the remainder of the year. As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2009, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust.

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

1999 compared to 1998

         Royalty revenues and cash distributions in 1999 decreased by approximately 11.3% and 16.2%, respectively, from 1998, as a result of the decline in world oil prices during 1998 and early 1999 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Due to an increase in oil prices starting from the second quarter, the Trust earned all of its royalty revenue in the third and fourth quarters of 1999. Cash distributions paid to holders of Units decreased at a greater rate, 16.2%, than royalty revenues, 11.3%, due to the $500,000 contributed to the cash reserve during the second-half of 1999 and the increase in the payment of Trust administration fees and expenses. Trust administration expenses increased 30% from 1998 to 1999 and as a percentage of cash earnings increased to 6.2% from 4.2% in 1998. The increased dollar amount in the Trustee's expenses was due largely to the fees and expenses necessary to establish the cash reserve which in conjunction with the decrease in cash earnings contributed to the increase of Trustee expenses as a percentage of cash earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----

Independent Auditors' Report..............................................................................34

Statements of Assets, Liabilities and Trust Corpus As of December 31, 1999 and 1998.......................35

Statement of Cash Earnings and Distributions for the years ended
December 31, 1999, 1998 and 1997..........................................................................36

Statements of Changes in Trust Corpus for the years ended
December 31 1999, 1998 and 1997...........................................................................37

Notes to Financial Statements.............................................................................38

                          Independent Auditors' Report
                          ----------------------------

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

         We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1999 and 1998, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 1999 and 1998, and its cash earnings and distributions and its changes in trust corpus for each of the years in the three-year period ended December 31, 1999, on the basis of accounting described in note 2.


                                    KPMG LLP

New York, New York
February 11, 2000

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                           December 31, 1999 and 1998
                        (In thousands, except unit data)



         Assets                                         1999           1998
                                                        ----           ----

Royalty Interest, net (notes 1, 2 and 3)          $     22,596         25,098
Cash                                                       500             13
                                                     ---------     ----------

             Total assets                         $     23,096         25,111
                                                     =========     ==========


         Liabilities and Trust Corpus

Accrued expenses                                  $        470            103
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                    22,626         25,008

                                                     ---------     ----------

             Total liabilities and Trust Corpus   $     23,096         25,111
                                                     =========     ==========



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

              For the Years Ended December 31, 1999, 1998 and 1997
                        (In thousands, except unit data)



                                         1999              1998          1997
                                         ----              ----          ----

Royalty revenues                   $      13,443          15,163         44,582

Interest Income                               60              17             21

Trust administrative expenses                798             614            845

Expenses reserve                             500               0              0
                                      ----------      ----------     ----------

Cash earnings                      $      12,205          14,566         43,758
                                      ==========      ==========     ==========

Cash distributions                 $      12,205          14,566         43,758
                                      ==========      ==========     ==========

Cash distributions per unit        $       0.570           0.681          2.045
                                      ==========      ==========     ==========

Units outstanding                     21,400,000      21,400,000     21,400,000
                                      ==========      ==========     ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                1999          1998       1997
                                                ----          ----       ----

Trust Corpus at beginning of year          $     25,008     242,829     268,940
Cash earnings                                    12,205      14,566      43,758
 Increase in cash balance                           487          13           0
 (Increase) decrease in accrued expenses           (367)         92        (105)
Cash distributions                              (12,205)    (14,566)    (43,758)
Amortization of Royalty Interest                 (2,502)    (44,408)    (26,006)
Impairment write-down (Note 3)                        0    (173,518)          0
                                             ----------  ----------  ----------

Trust Corpus at end of year                $     22,626      25,008     242,829
                                             ==========  ==========  ==========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

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

         During the fourth quarter of 1998, British Petroleum Company p.l.c. merged with Amoco Corporation to form BP Amoco. This transaction is not expected to have a material effect on the Trust's operations.

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

                          BP PRUDHOE BAY ROYALTY TRUST

     2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

         The Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. As a result of the severe drop in world oil prices during 1998 and early 1999, the quarterly royalty revenues and cash distributions of the Trust have been significantly reduced. The royalty revenue for the quarters ended January 15, 1999 and April 15, 1999 were zero. Due to an increase in oil prices starting from the second quarter, the Trust has earned royalty revenue since the second quarter. In order to ensure the Trust has the ability to pay future expenses, the Trust is establishing a cash reserve account over the next several quarters sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust. The Trust has set aside $250,000 to the cash reserve account each quarter and there was $500,000 in the cash reserve account as of December 31, 1999.

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

(c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 0, 65,000,000 and 111,000,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the years ended December 31, 1999, 1998 and 1997, respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil was $0.47, $8.23 and $4.82 for the years ended December 31, 1999, 1998 and 1997, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see note 3).

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

                          BP PRUDHOE BAY ROYALTY TRUST

(3)      Royalty Interest

         The Royalty Interest is comprised of the following at December 31, 1999 and 1998 (in thousands):

                                                            1999         1998
                                                            ----         ----

            Royalty
            Interest.................................    $ 535,000      535,000
            Less:  Accumulated amortization..........     (338,886)    (336,384)
                   Impairment write-down............      (173,518)    (173,518)
                                                         ---------     --------

                                                         $  22,596       25,098
                                                         =========     ========

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

                          BP PRUDHOE BAY ROYALTY TRUST

(5)      Summary of Quarterly Results (Unaudited)

         A summary of selected quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in thousands, except unit data):

                                                          1st            2nd         3rd           4th
                                                        Quarter        Quarter     Quarter       Quarter
                                                        -------        -------     -------       -------
         1999
               Royalty revenues                      $         -            -        4,427        9,016
               Interest income                                 -            -           13           47
               Trust administrative expenses                   -            -         (625)        (173)
               Expense reserve                                 -            -         (250)        (250)
                                                        --------       -------      ------       -------
               Cash earnings                                   -            -        3,565        8,640
               Cash distributions                              -            -        3,565        8,640
               Cash distributions per unit                     -            -        0.166        0.404

         1998
               Royalty revenues                      $     8,773        3,317        1,773        1,300
               Interest income                                 5           12            -            -
               Refund of overpayment of expenses             142            -            -            3
               Trust administrative expenses                (103)        (234)        (303)        (119)
                                                       -----------    --------     -------      -------
               Cash earnings                               8,817        3,095        1,470        1,184
               Cash distributions                          8,817        3,095        1,470        1,184
               Cash distributions per unit                 0.412        0.145        0.069        0.055

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

         There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 1999 ($25.60 per barrel), December 31, 1998 ($12.05 per barrel) and December 31, 1997 ($17.53 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

         In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 2001, if additions to the Field's proved reserves from

                          BP PRUDHOE BAY ROYALTY TRUST

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

         Net proved reserves of oil and condensate attributable to the Trust as of December 31, 1999, 1998 and 1997 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 1999, 1998 and 1997 and a reduction in Chargeable Costs in years subsequent to 1998, were estimated to be 94, 0 and 65 million barrels, respectively (of which 89, 0 and 64 million barrels, respectively, are proved developed).

         The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 1999, 1998 and 1997 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $25.60, $12.05 and $17.53, respectively, were as follows (in thousands):

                                        December 31,  December 31,  December 31,
                                            1999          1998          1997
                                        ------------  ------------  ------------

   Future net cash flows               $     522,231            0       108,455
   10% annual discount for estimated
     timing of cash flows                   (217,504)           0       (30,649)
                                        ------------   ----------    ----------

   Standardized measure of
     discounted future net cash flow
    relating to proved reserves (a)    $     304,727            0        77,806
                                        ============   ==========    ==========

                          BP PRUDHOE BAY ROYALTY TRUST

          (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1998, would be $304,727, $0 and $69,220 at December 31, 1999, 1998 and 1997, respectively. The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                                1999            1998                1997
                                                                ----            ----                ----
               Revisions of prior estimates:
                  Reserve volumes                             $ 330,031          116,023            33,018
                  WTI price                                           0         (228,764)         (417,392)
                  Chargeable costs - inflation                        0                5           (13,526)
                  Production taxes                                    0           34,319            63,400
                  Other                                               2             (780)           (3,006)
                                                               --------        ----------        ---------
                                                                330,033          (79,197)         (337,506)
               Royalty income received (b)                      (25,306)          (6,390)          (38,218)
               Accretion of discount                                  0            7,781            41,230
                                                               --------        ---------         ---------

               Net increase (decrease) during the year        $ 304,727          (77,806)         (334,494)
                                                               ========        =========         =========

          (b)  Royalty income received for 1999, 1998 and 1997 includes the following:
               Period October 1, 1999 through December 31, 1999                                    $12,105
               Period October 1, 1998 through December 31, 1998                                          0
               Period October 1, 1997 through December 31, 1997                                      8,773
               The above royalty income were received by the Trust in January 2000, 1999 and 1998, respectively.

         The changes in quantities of proved oil and condensate were as follows
(thousands of barrels):

                Estimated net proved reserves of oil
                  and condensate at December 31, 1997                                               64,769
                Production                                                                          (5,395)
                Change caused by prices/costs                                                      (59,374)
                                                                                                 ---------
                Estimated net proved reserves of oil
                  and condensate at December 31, 1998                                                    0
                Production                                                                               0
                Change caused by prices/costs                                                       93,582
                                                                                                 ---------
                Estimated net proved reserves of oil
                  and condensate at December 31, 1999                                               93,582
                                                                                                 =========
  Proved reserves:
                    December 31, 1997                                                               64,769
                                                                                                 =========
                    December 31, 1998                                                                    0
                                                                                                 =========
                    December 31, 1999                                                               93,582
                                                                                                 =========

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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners

         As of March 28, 2000, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  FINANCIAL STATEMENTS

         The following financial statements of the Trust are included in
Part II, Item 8:

                  Independent Auditors' Report

                  Statements of Assets, Liabilities and Trust Corpus as of December 31, 1999 and 1998

                  Statements of Cash Earnings and Distributions for the years ended December 31, 1999, 1998, and 1997

                  Statements of Changes in Trust Corpus for the years ended December 31, 1999, 1998, and 1997

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

27       Financial Data Schedule

(d)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 1999.

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

March 29, 2000


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