Form 10-Q
period 2000-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2000-05-12
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------


                         Commission file number 1-10243
                                                -------


                         BP PRUDHOE BAY ROYALTY TRUST
               ------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                       13-6943724
---------------------------------                     -------------------
(State or Other Jurisdiction                          (I.R.S. Employer
of incorporation or Organization)                     Identification No.)


The Bank of New York, 101 Barclay Street, New York, NY               10286
------------------------------------------------------             ----------
(Address of Principal Executive Office of Trustee)                 (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                ------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 10, 2000, 21,400,000 Units of Beneficial Interest were outstanding

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                        (In thousands, except unit data)



                                                     March 31,
                                                       2000       December 31,
                                                    (Unaudited)       1999
                                                    -----------       ----

      Assets

Royalty Interest, net (note 3)                      $  21,968         22,596
Cash                                                      750            500
                                                    ---------      ---------

Total assets                                        $  22,718         23,096
                                                    =========      =========


      Liabilities and Trust Corpus

Accrued expenses                                    $     580            470
Trust Corpus (40,000,000 units of beneficial
   interest authorized, 21,400,000 units issued
   and outstanding)                                    22,138         22,626
                                                    ---------      ---------

Total liabilities and Trust Corpus                  $  22,718         23,096
                                                    =========      =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                         (In thousands, except unit data)

                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                    -----------------------
                                                      2000            1999
                                                      ----            ----

Royalty revenues                                $     12,105              0

Less:  Trust administrative expenses                   (164)              0

     Expense reserve                                   (250)              0
                                                 -----------    -----------

Cash earnings                                   $     11,691              0
                                                 ===========    ===========

Cash distributions                              $     11,691              0
                                                 ===========    ===========

Cash distributions per unit                     $     0.5463              0
                                                 ===========    ===========

Units outstanding                                 21,400,000     21,400,000
                                                 ===========    ===========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                    -----------------------
                                                      2000            1999
                                                      ----            ----

Trust Corpus at beginning of period               $   22,626         25,008
Change in cash balance                                   250              0
Cash earnings                                         11,691              0
Increase in accrued expenses                           (110)          (650)
Cash distributions                                  (11,691)              0
Amortization of Royalty Interest                       (628)          (619)
                                                    --------       --------

Trust Corpus at end of period                     $   22,138         23,739
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

        On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company's working interest in the Prudhoe Bay Field (the "Field") as of February 28, 1989, located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance by the Company of its payment obligations with respect to the Royalty Interest.

        The trustees of the Trust are The Bank of New York, a New York corporation authorized to conduct banking business, and The Bank of New York (Delaware), a Delaware banking corporation. The Bank of New York (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Trust Act. The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

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

     (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2000 and 1999 was $0.47. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

      While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 2000 and December 31, 1999 and the modified cash earnings and distributions and changes in Trust corpus for the three month periods ended March 31, 2000 and 1999. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

BP PRUDHOE BAY ROYALTY TRUST

(2), Continued

        Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

        The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 1999 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

(3)  Royalty Interest

        The Royalty Interest is comprised of the following at March 31, 2000 (in thousands):

            Royalty Interest                      $  535,000
            Less:  Accumulated amortization         (339,514)
                   Impairment writedown             (173,518)
                                                   ---------
                                                  $   21,968
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

Liquidity and Capital Resources

      The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Annual Report") for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in Part I, Item 1 of the Annual Report.

      The depressed WTI Prices during the fourth quarter of 1998 and first quarter of 1999 resulted in the Trust not receiving distributions during the first and second quarters of 1999. The Trustee, therefore, determined to exercise certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's future liabilities and expenses. Given the unpredictability of WTI Prices and that the Trust only receives quarterly distributions, the Trustee determined that a cash reserve is necessary to cover any such future liabilities which may exceed those quarterly distributions received by drawing upon the cash reserve. The Trustee has received an opinion of counsel relating to certain tax matters as they pertain to the establishment of the cash reserve.

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

Results of Operations

      Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2000 and 1999 are attributable to the Company's operations during the three-month periods ended December 31, 1999 and 1998, respectively.

      The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2000 and 1999 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                           Quarter Ended December 31
                                  ---------------------------------------------
                                         1999                     1998
                                  -------------------      --------------------
      Average WTI Price                      $ 24.60                   $ 12.80
      Chargeable Costs                9.80                     9.30
      Cost Adjustment Factor      x  1.296                 x  1.280
                                  --------                 --------

      Production Taxes            +   2.84                 +  1.09
                                  --------                 -------
                                               15.54                     12.99
                                               -----                     -----
      Per Barrel Royalty                       $9.05                     $0.00
                                               =====                     =====

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

Quarter Ended March 31, 2000 Compared to
Quarter Ended March 31, 1999

      The Trust's royalty revenues in the quarter ended March 31, 2000 were $12,105,00 as compared to the same period a year ago in which the Trust had no revenues. This was due to a signficant increase in the Average WTI Price from $12.80 for the quarter ended December 31, 1998 to $24.60 for the quarter ended December 31, 1999. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $2.55 (approximately 20% percent) to $15.54 for the quarter ending December 31, 1999 from $12.99 for the quarter ending December 31, 1998. The 20% increase was due to an increase of $0.80 in the Adjusted Chargeable Costs over the same period a year ago, $0.50 of which is attributable to the scheduled increase in Chareable Costs and $0.30 due to an increase in the cost adjustment factor, and an increase of $1.75 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

      The Trust's cash distribution in the quarter ended March 31, 2000 was $0.5463 per unit as compared to the same period a year ago in which the Trust had no distribution.

      The Trustee's fees and expenses paid during quarter ended March 31, 2000 were $164,000 as compared to the same period a year ago in which the Trustee's fees and expenses were unpaid. The Trustee's fees and expenses for the quarter ending March 31, 1999 were accrued to the quarter ending September 30, 1999 because there was no distribution to the Trust during the quarter ending March 31, 1999. The Trustee's fees and expenses paid during the quarter ending September 30, 1999 were $625,000, which satisfied the Trustee's fees and expenses incurred during the January 1, 1999 through September 30, 1999 period. Upon paying the Trust's fees and expenses for the quarter ending March 31, 2000 of $164,000, the Trustee set aside a $250,000 contribution to the cash reserve, which bought the total cash reserve to $750,000.

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

      None.

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

27          Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BP PRUDHOE BAY ROYALTY TRUST

                                    By:  THE BANK OF NEW YORK,
                                            as Trustee

                                    By:  /s/ Marie E. Trimboli
                                       -----------------------------
                                          Marie E. Trimboli
                                          Assistant Treasurer


Date: May 10, 2000


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

-----------------------------

* Incorporated by reference to the correspondingly numbered exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).

**    Filed herewith.