Form 10-Q
period 2000-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2000-08-15
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------


                         Commission file number 1-10243
                                                -------


                          BP PRUDHOE BAY ROYALTY TRUST
                ------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                          13-6943724
--------------------------------                                 ----------
  (State or Other Jurisdiction                               (I.R.S. Employer
of incorporation or Organization)                            Identification No.)


 The Bank of New York, 101 Barclay Street, New York, NY                10286
--------------------------------------------------------           -------------
(Address of Principal Executive Office of Trustee)                   (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 15, 2000, 21,400,000 Units of Beneficial Interest were outstanding

                                     PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements.

                                     BP PRUDHOE BAY ROYALTY TRUST

                          Statements of Assets, Liabilities and Trust Corpus

                                   (In thousands, except unit data)



                                                                              June 30,
                                                                                2000                December 31,
                                                                             (Unaudited)               1999
                                                                               -------                -------
         Assets

Royalty Interest, net (note 3)                                                 $21,340                 22,596
Cash                                                                             1,000                    500
                                                                               -------                -------

Total assets                                                                   $22,340                 23,096
                                                                               =======                =======

         Liabilities and Trust Corpus

Accrued expenses                                                               $   538                    470
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                                            21,802                 22,626
                                                                               -------                -------

Total liabilities and Trust Corpus                                             $22,340                 23,096
                                                                               =======                =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)


                                                   Three months ended                     Six months ended
                                                          June 30,                             June 30,
                                                 2000             1999                  2000              1999
                                            ------------       ------------       ------------       ------------
Royalty revenues                            $     16,841                  0             28,946                  0

Interest Income                                       16                  0                 16                  0


  Less:   Trust administrative expenses             (274)                 0               (438)                 0

          Expense reserve                           (250)                 0               (500)                 0
                                            ------------       ------------       ------------       ------------


Cash earnings                               $     16,333                  0             28,024                  0
                                            ============       ============       ============       ============

Cash distributions                          $     16,333                  0             28,024                  0
                                            ============       ============       ============       ============

Cash distributions per unit                 $     0.7632                  0             1.3095                  0
                                            ============       ============       ============       ============

Units outstanding                           $ 21,400,000         21,400,000         21,400,000         21,400,000
                                            ============       ============       ============       ============



                See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)



                                                    Three months ended                    Six months ended
                                                          June 30,                            June 30,
                                                 2000               1999               2000               1999
                                               --------           --------           --------           --------
Trust Corpus at beginning of period            $ 22,138             23,739             22,626             25,008
Change in cash balance                              250                  0                500                  0
Cash earnings                                    16,333                  0             28,024                  0
Decrease (increase) in accrued expenses              42               (136)               (68)              (786)
Cash distributions                              (16,333)                 0            (28,024)                 0
Amortization of Royalty Interest                   (628)              (628)            (1,256)            (1,247)
                                               --------           --------           --------           --------

Trust Corpus at end of period                  $ 21,802             22,975             21,802             22,975
                                               ========           ========           ========           ========


                See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                                  June 30, 2000
                                   (Unaudited)

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

           In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account over the past four quarters sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust.

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

       (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2000 and 1999 was $0.47. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

           While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 2000 and December 31, 1999 and the modified cash earnings and distributions and changes in Trust corpus for the three and six month periods ended June 30, 2000 and 1999. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

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

(3)    Royalty Interest

           The Royalty Interest is comprised of the following at June 30, 2000 (in thousands):

                  Royalty Interest                                $  535,000
                  Less:  Accumulated amortization                   (340,142)
                          Impairment writedown                     ( 173,518)
                                                                   ---------
                                                                  $   21,340
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

         Upon the resumption of distributions in the third quarter of 1999, attributable to the increase in the WTI Price in the second quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. Out of quarterly distributions received by the Trust, the Trustee set aside $1,000,000 in the cash reserve, an amount equal to approximately one year's expected liabilities and expenses of the Trust. The $1,000,000 in the cash reserve was set aside over the course of four quarters, with one quarter of such amount being set aside from each quarterly distribution received by the Trust with the fourth amount set aside from the April 15th distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

         Amounts set aside for the cash reserve from time to time are being invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee has determined to distribute any interest received from the investment to the holders of Units upon maturity on that next Quarterly Record Date. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

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

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the three and six month periods ended June 30, 2000 and 1999 are attributable to the Company's operations during the three and six month periods ended March 31, 2000 and 1999, respectively.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2000 and 1999 (see Note 1 of Notes to Financial Statements in Part I, Item 1):



                                                                         Quarter March 31,
                                                  -----------------------------------------------------------------
                                                             2000                                 1999
                                                  ---------------------------          ----------------------------
         Average WTI Price                                        $ 28.86                               $ 13.08
         Chargeable Costs                            10.00                                9.80
         Cost Adjustment Factor                   x  1.307                             x  1.280
                                                  --------                             --------

         Adjusted Chargeable Costs                   13.07                                12.54
         Production Taxes                         +   3.48                             +   1.13
                                                  --------                             -------
                                                                    16.55                                 13.67
                                                                    -----                                 -----
         Per Barrel Royalty                                        $12.31                                 $0.00
                                                                   ======                                 =====

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

Quarter Ended June 30, 2000 Compared to
Quarter Ended June 30, 1999

         The Trust's royalty revenues in the quarter ended June 30, 2000 were $16,841,000 as compared to the same period a year ago in which the Trust had no revenues. This was due to a significant increase in the Average WTI Price from $13.08 for the quarter ended March 31, 1999 to $28.86 for the quarter ended March 31, 2000. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $2.88 (approximately 21% percent) to $16.55 for the quarter ending March 31, 2000 from $13.67 for the quarter ending March 31, 1999. The 21% increase was due to an increase of $0.53 in the Adjusted Chargeable Costs over the same period a year ago, $0.20 of which is attributable to the scheduled increase in Chargeable Costs and $0.33 due to an increase in the cost adjustment factor, and an increase of $2.35 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the quarter ended June 30, 2000 was $
0.7632 per unit as compared to the same period a year ago in which the Trust had no distribution.

         The Trustee's fees and expenses paid during quarter ended June 30, 2000 were $274,000 as compared to the same period a year ago in which the Trustee's fees and expenses were unpaid. Upon paying the Trust's fees and expenses for the quarter ending June 30, 2000 of $274,000, the Trustee set aside a $250,000 contribution to the cash reserve, which bought the total cash reserve to $1,000,000.


[Six Months Ended June 30, 2000 Compared to
Six Months Ended June 30, 1999

         The Trust's royalty revenues for the six months ended June 30, 2000 were $28,946,000 as compared to the same period a year ago in which the Trust had no revenues. This was due to a significant increase in the Average WTI Price from $12.94 for the six month period ended March 31, 1999 to $26.73 for the six month period ended March 31, 2000. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $2.72 (approximately 20% percent) to $16.05 for the six month period ended March 31, 2000 from $13.33 for the six month period ended March 31, 1999. The 20% increase was due to an increase of $0.67 in the Adjusted Chargeable Costs over the same period a year ago, $0.35 of which is attributable to the scheduled increase in Chargeable Costs and $0.32 due to an increase in the cost adjustment factor, and an increase of $2.05 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the six month period ended June 30, 2000 was $1.3095 per unit as compared to the same period a year ago in which the Trust had no distribution.

         The Trustee's fees and expenses paid during six month period ended June 30, 2000 were $438,000 as compared to the same period a year ago in which the Trustee's fees and expenses were unpaid.]


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

27   Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

Date: August 14, 2000


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