Form 10-Q
period 2000-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2000-11-14
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------


                         Commission file number 1-10243

                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                        13-6943724
----------------------------------                        --------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of incorporation or Organization)                         Identification No.)


 The Bank of New York, 101 Barclay Street, New York, NY           10286
--------------------------------------------------------      -------------
(Address of Principal Executive Office of Trustee)              (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 10, 2000, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus

                         (In thousands, except unit data)



                                                                         September 30,
                                                                             2000              December 31,
                                                                          (Unaudited)              1999
                                                                       -----------------     -----------------

         Assets

Royalty Interest, net (note 3)                                         $          20,713                22,596
Cash                                                                               1,000                   500
                                                                       -----------------     -----------------

Total assets                                                           $          21,713                23,096
                                                                       =================     =================

         Liabilities and Trust Corpus

Accrued expenses                                                       $             368                   470
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
        and outstanding)                                                          21,345                22,626
                                                                       -----------------     -----------------

Total liabilities and Trust Corpus                                     $          21,713                23,096
                                                                       =================     =================


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions

                        (In thousands, except unit data)

                                   (Unaudited)



                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                               2000             1999            2000            1999
                                           ------------      ----------      ----------      ----------
Royalty revenues                           $     16,425           4,427          45,370           4,427

Interest Income                                      11              13              27              13


     Less: Trust administrative expenses           (232)           (625)           (670)           (625)

           Expense reserve                         --              (250)           (500)           (250)
                                           ------------      ----------      ----------      ----------

Cash earnings                              $     16,204           3,565          44,227           3,565
                                           ============      ==========      ==========      ==========

Cash distributions                         $     16,204           3,565          44,227           3,565
                                           ============      ==========      ==========      ==========

Cash distributions per unit                $     0.7572          0.1666          2.0667          0.1666
                                           ============      ==========      ==========      ==========

Units outstanding                            21,400,000      21,400,000      21,400,000      21,400,000
                                           ============      ==========      ==========      ==========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus

                                 (In thousands)

                                   (Unaudited)


                                               Nine months ended
                                                  September 30,
                                              2000           1999
                                          -----------    -----------
Trust Corpus at beginning of period       $    22,626         25,008
Change in cash balance                            500            237
Cash earnings                                  44,227          3,565
Decrease (increase) in accrued expenses           102           (376)
Cash distributions                            (44,227)        (3,565)
Amortization of Royalty Interest               (1,883)        (1,875)
                                          -----------    -----------

Trust Corpus at end of period             $    21,345         22,994
                                          ===========    ===========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements

                               September 30, 2000
                                   (Unaudited)

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

         (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the nine months ended September 30, 2000 and 1999 was $0.47. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

                  While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 2000 and December 31, 1999 and the modified cash earnings and distributions and changes in Trust corpus for the nine month periods ended September 30, 2000 and 1999. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

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

(3)      Royalty Interest

                  The Royalty Interest is comprised of the following (in thousands):


                                              December 31,        September 30,
                                                 2000                1999
                                              ------------        -------------
          Royalty Interest                      535,000            $ 535,000
           Less:  Accumulated amortization     (340,769)            (338,886)
                   Impairment writedown        (173,518)            (173,518)
                                              ---------            ---------
                                              $  20,713            $  22,596
                                              =========            =========

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

         Amounts set aside for the cash reserve from time to time are being invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee is determined to distribute any interest received from the investment to the holders of Units upon maturity on that next Quarterly Record Date. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

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

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 2000 and 1999 are attributable to the Company's operations during the quarters ended June 30, 2000 and 1999, respectively. Accordingly, royalties paid to the Trust and distributions to Unit holders in the nine month period ended September 30 of each year are attributable to the Company's operations during the first six months of such year and the last three months of the preceding year.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 2000 and 1999 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

                                                           Quarter June 30,
                                       -----------------------------------------------------------
                                                  2000                           1999
                                       ---------------------------    ----------------------------
         Average WTI Price                                  $28.87                          $17.65
         Chargeable Costs                 10.00                            9.80
         Cost Adjustment Factor        x   1.319                      x    1.280
                                       ---------                      ----------

         Adjusted Chargeable Costs        13.19                           12.54
         Production Taxes              +   3.47                       +    1.82
                                       ---------                      ----------
                                                             16.66                           14.36
                                                            ------                          ------
         Per Barrel Royalty                                 $12.21                          $ 3.29
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

Quarter Ended September 30, 2000 Compared to
Quarter Ended September 30, 1999

         The Trust's royalty revenues received in the quarter ended September 30, 2000 were $16,424,513 as compared to $4,427,338 for the same period a year ago, an increase of 271% . This was due to a significant increase in the Average WTI Price attributable to the royalty payments received for the quarter ended September 30, 2000 of $28.87 as compared to $17.65 attributable to the quarter ended September 30, 1999. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $2.30 (approximately 16% percent) to $16.66 attributable to the quarter ended September 30, 2000 from $14.36 attributable to the quarter ended September 30, 1999. The $2.30 increase was due to an increase of $0.65 in the Adjusted Chargeable Costs over the same period a year ago, $0.20 of which is attributable to the scheduled increase in Chargeable Costs and $0.45 due to an increase in the cost adjustment factor, and an increase of $1.65 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

The Trust's cash distribution in the quarter ended September 30, 2000 was approximately $0.76 per unit as compared $0.17 for the same period a year ago, an increase of 347%. The increase was due largely to the increase in the Average WTI Price, there was also a decrease in Trustee expenses and no cash contribution to the cash reserve as compared to a $250,000 cash reserve contribution in the quarter ended September 30, 1999 quarter. Because the cash reserve had reached $1,000,000 for the quarter ended June 30, 2000 there was no cash contribution during the September 30, 2000 quarter.

         The Trustee's fees and expenses paid during quarter ended September 30, 2000 were $232,000 as compared $625,000 for the same period a year ago. Due to the fact that none of the fees nor expenses of the Trust incurred from October 1, 1998 through June 30, 1999 had been paid, the Trustee paid approximately $625,000 in fees and expenses during the September 30, 1999 quarter to satisfy such accumulated fees and expenses out of the distribution attributable to the third quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to
Nine Months Ended September 30, 1999

         The Trust's royalty revenues for the nine months ended September 30, 2000 were $45,370,000 as compared to $4,427,338 for the same period a year ago. This was due to a significant increase in the Average WTI Price from approximately $14.51 attributable to the nine month period ended September 30, 1999 to $27.38 attributable to the nine month period ended September 30, 2000 and that royalty revenues were paid in all three quarters of 2000 and only in third quarter of 1999. The Average WTI Price attributable to the first and second quarters of 1999 were below the level necessary to generate royalty revenues. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distributions for the nine month period ended September 30, 2000 were in the aggregate $2.07 per unit as compared to $0.17 per unit the same period a year ago. This was due to a significant increase in the Average WTI Price from approximately $14.51 attributable to the nine month period ended September 30, 1999 to $27.38 attributable to the nine month period ended September 30, 2000 and due to the fact that royalty revenues were paid in all three quarters of 2000 and only in the third quarter ended September 30, 1999. This was due to Average WTI Price attributable to the first and second quarters of 1999 being below the level necessary to generate any distribution to Unit holders. A cash contribution to the cash reserve of $250,000 was made in the first quarter of 2000 and a cash contribution to the cash reserve of $250,000 was made in second quarter of 2000 as compared to a single $250,000 cash contribution to the cash reserve for the quarter ended September 30, 1999. Because the cash reserve had reached a $1,000,000 during the second quarter ended June 30, 2000 there was no cash contribution to the cash reserve for the quarter ended September 30, 2000.

         The Trustee's fees and expenses paid during nine month period ended September 30, 2000 were $670,000 as compared to $625,000 the same period a year ago.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

         See discussion above on Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings.

         None.


Item 2.      Changes in Securities and Use of Proceeds.

         None.


Item 3.      Defaults Upon Senior Securities.

         None.


Item 4.      Submission of Matters to a Vote of Security Holders.

         None.


Item 5.      Other Information.

         On October 16, 2000, the Trust received a cash distribution of $19,655,233.05 from the Company with respect to the quarter ended September 30, 2000 and, after adding interest income of $17,016.19 and deducting expenses of $62,028.28, distributed $19,610,220.96 or approximately $0.92 per Unit, to Unit holders of record on October 16, 2000.

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

27                Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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

Date: November 10, 2000


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