Form 10-Q/A
period 2000-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2000-11-16
CIK 850033

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

(3)      Royalty Interest

                  The Royalty Interest is comprised of the following (in thousands):



                                              September 30,        December  31,
                                                 2000                1999
                                              ------------        -------------
          Royalty Interest                      535,000            $ 535,000
           Less:  Accumulated amortization     (340,769)            (338,886)
                   Impairment writedown        (173,518)            (173,518)
                                              ---------            ---------
                                              $  20,713            $  22,596
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

        During the third quarter of 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Field pursuant to a Prudhoe Bay alignment agreement; the Company retained all rights, obligations and liabilities associated with the Trust. This transaction is not expected to have a material effect on the Trust's operation.

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



Date: November 16, 2000



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