Form 10-K405
period 2000-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2001-03-30
CIK 850033

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year ended December 31, 2000

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 29, 2001, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing sale price on the New York Stock Exchange) was approximately $343,684,000.

         Documents Incorporated by Reference:  None

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.  BUSINESS...........................................................................................1
         INTRODUCTION.......................................................................................1
         THE TRUST..........................................................................................2
         THE ROYALTY INTEREST...............................................................................6
         THE UNITS.........................................................................................12
         THE BP SUPPORT AGREEMENT..........................................................................14
         THE PRUDHOE BAY UNIT..............................................................................14
         INDEPENDENT OIL AND GAS CONSULTANTS' REPORT.......................................................20
         INDUSTRY CONDITIONS AND REGULATIONS...............................................................25
         CERTAIN TAX CONSIDERATIONS........................................................................25

ITEM 2.  PROPERTIES........................................................................................27

ITEM 3.  LEGAL PROCEEDINGS.................................................................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS...................................................28


                                    PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS..............................................28

ITEM 6.  SELECTED FINANCIAL DATA...........................................................................29

ITEM 7.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............44


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................44

ITEM 11. EXECUTIVE COMPENSATION............................................................................44

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................44

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................44


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND REPORTS ON FORM 8-K.................................44

SIGNATURES.................................................................................................46

INDEX TO EXHIBITS..........................................................................................47


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

Chargeable Costs

         The "Chargeable Costs" per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per barrel for the five calendar years ended December 31, 2000 were: $8.50 during 1996; $8.85 during 1997; $9.30 during 1998; $9.80 during 1999; and $10.00 during 2000. Chargeable Costs for the calendar year ending December 31, 2001 and subsequent years are shown in the following table:

            For the                            For the
          Year Ending    Chargeable Costs    Year Ending    Chargeable Costs
          December 31       Per Barrel       December 31       Per Barrel
          -----------    ----------------    -----------    ----------------
              2001            10.75              2011            16.60
              2002            11.25              2012            16.70
              2003            11.75              2013            16.80
              2004            12.00              2014            16.90
              2005            12.25              2015            17.00
              2006            12.50              2016            17.10
              2007            12.75              2017            17.20
              2008            13.00              2018            20.00
              2009            13.25              2019            23.75
              2010            14.50              2020            26.50

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

         As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

                                  Additions to Proved Reserves
                                  ----------------------------
         Year Ended
         December 31            Annual                Cumulative
         -----------            ------                ----------
                                        (Million STB)
            1988                 42.3                    42.3
            1989                 45.5                    87.8
            1990                 24.0                   111.8
            1991                115.8                   227.6
            1992                144.3                   371.9
            1993                206.2                   578.1
            1994                 89.9                   668.0
            1995                 92.2                   760.2
            1996                (21.0)                  739.2
            1997                 (1.5)                  737.7
            1998                 (0.5)                  737.2
            1999                  0.0                   737.2
            2000                 56.1                   793.3

         The Company anticipates that additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate, but not eliminate the recent decline in gross oil and condensate production capacity. As of December 31, 2000, the cumulative additions to proved reserves allocated to the Subject Leases were sufficient to prevent any reduction in Chargeable Costs during the years 2001 through 2005. However, significant downward revisions of proved reserve estimates in 2001 or subsequent years could result in a reduction of Chargeable Costs being required as described above in the year 2006 or thereafter.

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

Production Taxes

         "Production Taxes" are the sum of any severance taxes, excise taxes (including windfall profit tax, if any), sales taxes, value added taxes or other similar or direct taxes imposed upon the reserves or production, delivery or sale of Royalty Production. Such taxes are computed at defined statutory rates. In the case of taxes based upon wellhead or field value, the Conveyance provides that the WTI Price less the product of $4.50 and the Cost Adjustment factor will be deemed to be the wellhead or field value. At the present time, the Production Taxes payable with respect to the Royalty Production are the Alaska Oil and Gas Properties Production Tax ("Alaska Production Tax"). For the purposes of the Royalty Interest, the Alaska Production Tax is computed without regard to the "economic limit factor," if any, as the greater of the "percentage of value amount" (based on the statutory rate and the wellhead value as defined above) and the "cents per barrel amount." As of the date of this report, the statutory rate for the purpose of calculating the "percentage of value amount" is 15 percent. A surcharge to the Alaska Production Tax increased Production Taxes by $0.05 per barrel of net production effective July 1, 1989. Due to the spill response fund reaching $50 million in 1995, $0.02 per barrel of the surcharge has been indefinitely suspended. In the event the balance of the spill response fund falls below $50 million, the $0.02 per barrel surcharge will be reinstated until the fund balance again reaches $50 million. The remaining $0.03 per barrel surcharge is not affected by the fund's balance and will continue to be imposed at all times. The Alaska Oil and Gas Conservation Tax was repealed on July 1, 1999.

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


                                                        Cost          Adjusted
                       Average        Chargeable     Adjustment      Chargeable      Production      Per Barrel
                      WTI Price         Costs          Factor           Costs           Taxes          Royalty
                      ---------       ----------     ----------      ----------      ----------      ----------
1996:
1st Qtr                 19.74            8.50           1.227           10.43            2.17            7.14
2nd Qtr                 21.70            8.50           1.241           10.55            2.45            8.70
3rd Qtr                 22.36            8.50           1.247           10.59            2.55            9.22
4th Qtr                 24.71            8.50           1.257           10.68            2.89           11.13

1997:
1st Qtr                 22.86            8.85           1.265           11.19            2.61            9.06
2nd Qtr                 19.91            8.85           1.269           11.23            2.16            6.52
3rd Qtr                 19.75            8.85           1.274           11.28            2.14            6.34
4th Qtr                 19.94            8.85           1.280           11.33            2.16            6.45

1998:
1st Qtr                 15.96            9.30           1.280           11.90            1.56            2.49
2nd Qtr                 14.58            9.30           1.280           11.90            1.36            1.32
3rd Qtr                 14.15            9.30           1.280           11.90            1.29            0.96
4th Qtr                 12.80            9.30           1.280           11.90            1.10            0.00

1999:
1st Qtr                 13.08            9.80           1.280           12.54            1.13            0.00
2nd Qtr                 17.44            9.80           1.280           12.54            1.79            3.11
3rd Qtr                 21.71            9.80           1.287           12.61            2.42            6.68
4th Qtr                 24.60            9.80           1.296           12.70            2.84            9.05

2000:
1st Qtr                 28.86           10.00           1.307           13.07            3.48           12.31
2nd Qtr                 28.87           10.00           1.319           13.19            3.47           12.21
3rd Qtr                 31.63           10.00           1.330           13.30            3.88           14.45
4th Qtr                 31.98           10.00           1.341           13.41            3.92           14.66


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

                              THE PRUDHOE BAY UNIT

General

         The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 2000, approximately 10.1 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $18.0 billion gross capital spent and a total of about 2,095 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

         Since several oil companies hold acreage within the Field, the Prudhoe Bay Unit was established to optimize Field development. The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to Prudhoe Bay Unit owners. Prior to July 1, 2000, the Company and a subsidiary of the Atlantic Richfield Company ("Arco") were the two Field operators. On July 1, 2000, the Company assumed sole-operatorship of the field. Other Field owners include affiliates of Exxon Mobil Corporation ("Exxon Mobil"), Phillips Petroleum Company ("Phillips") and Chevron Corporation ("Chevron").

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

Prudhoe Bay Unit Operation and Ownership

         Since several companies hold acreage within the Field's limits, a unit was established to ensure optimum development of the Field. The Prudhoe Bay Unit, which became effective on April 1, 1977, divided the Field into two operating areas. Prior to July 1, 2000, the Company was the operator of the Western Operating Area and Arco Alaska Inc. was the operator of the Eastern Operating Area. Oil and condensate production came from both the Western Operating Area and the Eastern Operating Area. On July 1, 2000, the Company assumed sole operatorship of the field.

         The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to the working interest owners. The Prudhoe Bay Unit Operating Agreement also defines operator responsibilities and voting requirements and is unusual in its establishment of separate participating areas for the gas cap and oil rim.

         The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2000 is summarized in the following table:

                                                      Oil Rim          Gas Cap
                                                      -------          -------
         BP.......................................     26.34% (a)       26.54%
         Exxon Mobil..............................     36.37            36.64
         Phillips.................................     36.05            36.32
         Others...................................      1.24             0.50
              Total...............................    100.00%          100.00%
                                                      ======           ======
----------

(a) The Trust's share of oil production is computed based on BP's ownership interest of 50.68 percent as of February 28, 1989. Effective December 31, 1995, the Company acquired the interest of Amerada Hess Corporation of
     0.5379191 percent on the oil rim participating area. Under the terms of the Conveyance, this increase in the Company's participation is not allocated to the Subject Leases and does not increase the Trust's Royalty Interest. Effective January 1, 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement ("the Alignment Agreement"). Under the terms of the Alignment Agreement, the Company retained all rights, obligations and liabilities associated with the Trust and this decrease in the Company's participation is not allocated to the Subject Leases and does not decrease the Trust's Royalty Interest.

(b) The Trust's share of condensate production is computed based on BP's ownership interest of 13.84 percent as of February 28, 1989. Effective January 1, 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Alignment Agreement. Under the terms of the Alignment Agreement, the Company retained all rights, obligations and liabilities associated with the Trust and this increase in the Company's participation is not allocated to the Subject Leases and does not increase the Trust's Royalty Interest.

Historical Production

         Production began on June 19, 1977, with the completion of the Trans Alaska Pipeline System. The pipeline has a capacity of approximately 1.4 million STB of oil per day.

         As of December 31, 2000 there were about 828 active producing oil wells, 36 gas reinjection wells, 75 water injection wells and 104 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 5,500 STB of oil per day. Currently, the average well production rate is about 620 STB of oil per day.

         The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follows during the periods indicated:

                                     Oil                      Condensate
              Year           ----------------------     ------------------------
              Ended          Total          Subject     Total            Subject
           December 31       Field           Leases     Field             Leases
           -----------       -----           ------     -----             ------
                            (Thousand STB per day)

              1996           583.1            258.6     187.6               22.7
              1997           512.8            227.4     177.1               21.4
              1998           442.3            196.1     165.2               20.0
              1999           380.9            170.7     151.5               18.3
              2000           364.0            161.4     146.7               17.8

         The Company estimates that production will decline at an average rate of approximately 10 percent per year for the next one to three years, and that the rate of decline will decrease to approximately five percent per year by the year 2030.

Transportation of Prudhoe Bay Oil

         Production from the Field is carried to Pump Station 1, which is the starting point for the Trans Alaska Pipeline System, through two 34-inch diameter transit lines, one from each half of the Field. At Pump Station 1, Alyeska Pipeline Service Company, the pipeline operator, meters the oil and pumps it south to Valdez where it is either loaded onto marine tankers or stored temporarily. It takes the oil about seven days to make the trip in the 48-inch diameter pipeline.

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

Reserve Estimates

         The net proved remaining reserves of oil and condensate associated with the Subject Leases is approximately 999.6 million STB as of December 31, 2000. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 barrels per day until the year 2011. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030.

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

         The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2000 were 90.7 million barrels of oil and condensate, of which 84.3 million barrels were proved developed reserves and 6.4 million barrels were proved undeveloped reserves. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 2000 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $521 million, with a present value of $306 million. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

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

         The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                                 Net Proved Reserves
                                 -------------------            WTI Prices
      December 31         Subject Leases (a)       Trust (b)    Per Barrel
      -----------         ------------------       ---------    ----------
                              (Million STB)

         1996                 1,247.0               111.1           25.93
         1997                 1,154.7                64.8           17.78
         1998                 1,075.4                 0.0           12.05
         1999                 1,007.6                93.6           25.60
         2000                   999.6                90.7           26.83

----------

(a) Includes proved undeveloped reserves of 223.4 million STB at December 31, 1996; 190.2 million STB at December 31, 1997; 109.8 million STB at December 31, 1998; 108 million STB at December 31, 1999; and 137.3 million STB at December 31, 2000.

(b) Includes proved undeveloped reserves of 9.1 million STB at December 31, 1996; 1.3 million STB at December 31, 1997; 0.0 STB at December 31, 1998;
     4.5 million STB at December 31, 1999; and 6.4 million STB at December 31, 2000.

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





                               February 28, 2001




The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street 21 W
New York, New York  10286

                                             Re:   Estimates of Proved Reserves,
                                                   Future Production Rates, and
                                                   Future Net Revenues for the
                                                   BP Prudhoe Bay Royalty Trust
                                                   As of December 31, 2000

Gentlemen:

         This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2000. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

         The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 20, 2001 addressed to Mr. Patrick O'Leary of The Bank of New York and signed by Mr. Neil McCleary. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

                             MILLER AND LENTS, LTD.

The Bank of New York                                    February 28, 2001
Trustee, BP Prudhoe Bay Royalty Trust


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

         4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2000, of
                  90.7 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 90.7 million barrels of total Proved Reserves, 84.3 million barrels are Proved Developed Reserves, and 6.4 million barrels are Proved Undeveloped Reserves.

         5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2000, production of the Proved Reserves will result in Estimated Future Net Revenues of $521 million and Present Value of Estimated Future Net Revenues of $306 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

                             MILLER AND LENTS, LTD.

The Bank of New York                                    February 28, 2001
Trustee, BP Prudhoe Bay Royalty Trust


         6. BP Exploration (Alaska) Inc. estimated that, as of December 31, 2000, 793.3 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

         7. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2011 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.'s net production level.

         8. Based on the West Texas Intermediate Price of $26.83 per barrel on December 31, 2000, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2017 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 2000, the Per Barrel Royalty will be zero following the year 2017. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

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

                             MILLER AND LENTS, LTD.

The Bank of New York                                    February 28, 2001
Trustee, BP Prudhoe Bay Royalty Trust


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

         Under current economic conditions, gas from the Alaskan North Slope, except for minor volumes, cannot be marketed commercially. Oil and condensate recoveries are expected to be greater as a result of continued reinjection of produced gas than the recoveries would be if major volumes of produced gas were being sold. No major gas sale is assumed in the current estimates. If major gas sales are determined to be economically viable in the future, BP Exploration (Alaska) Inc. estimates that such sales would not actually commence until seven to nine years after such a determination. In the event that major gas sales are initiated, ultimate oil and condensate recoveries may be reduced from the current estimates unless recovery projects other than those included in the current estimates are implemented.

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

                             MILLER AND LENTS, LTD.

The Bank of New York                                    February 28, 2001
Trustee, BP Prudhoe Bay Royalty Trust


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

         The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 1999 and 2000.

                                                                Distributions
                                 High              Low            Per Unit
                                 ----              ---          -------------
         1999:
         First Quarter          $ 8 15/16         $ 4 7/16        $0.000(a)
         Second Quarter           8 9/16            5 7/16         0.000(a)
         Third Quarter           11                 7 5/16         0.166
         Fourth Quarter          10 15/16           8 1/16         0.404

         2000:
         First Quarter          $10 1/2             8 5/8         $0.546
         Second Quarter          11 15/16           8 7/8          0.763
         Third Quarter           14 9/16           10 5/8          0.757
         Fourth Quarter          14 15/16          11 9/16         0.917

         As of December 31, 2000, 21,400,000 Units were outstanding and were held by approximately 926 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents in summary form selected financial information regarding the Trust.


                                     2000          1999          1998          1997          1996
                                     ----          ----          ----          ----          ----
                                                      (In thousands, except per Unit amounts)
Royalty revenues                 $    65,026        13,443        15,163        44,582        42,263
Interest income                           92            60            17            21             0
Trust administration  expenses           732           798           614           845           750
Expenses reserve                         500           500             0             0             0
                                 -----------    ----------    ----------    ----------    ----------
Cash earnings                    $    63,886        12,205        14,566        43,758        41,513
Cash distributions               $    63,838        12,205        14,566        43,758        41,513
Cash distributions per unit      $     2.983         0.570         0.681         2.045         1.940
Units outstanding                 21,400,000    21,400,000    21,400,000    21,400,000    21,400,000


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

         Upon the resumption of distributions in the third quarter of 1999, attributable to the increase in the WTI Price in the second quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee set aside $1,000,000 in the cash reserve account, out of quarterly distributions received by the Trust. This amount was set aside over the course of four quarters, with one quarter of such amount being set aside each quarter with $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution, additional $250,000 from the January 15, 2000 distribution and $250,000 from the April 15, 2001 distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

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

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the years ended December 31, 2000, 1999 and1998 are attributable to the Company's operations during the twelve-month periods ended September 30, 2000, 1999 and1998, respectively.

         As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2011, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes, changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve.

         As a result of the increase in the WTI Price during the year 2000 royalty revenues to the Trust and cash distributions to the holders of Units increased in 2000. For the fiscal year of 2000 up to the time of this report the WTI Price has been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during fiscal year 2001 depends on WTI Prices prevailing during the remainder of the year.

2000 compared to 1999

         Royalty revenues and cash distributions in 2000 increased by approximately 383.7% and 423.0%, respectively, from 1999, as a result of the increased average WTI Prices throughout 2000 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Trust administration expenses decreased by 8.3% from 1999 to 2000 due largely to the increased expense incurred by the Trust in setting up the cash reserve in 1999. As a percentage of cash earnings the Trust administration expense decreased to 1.1% from 6.5% in 1999.

1999 compared to 1998

         Royalty revenues and cash distributions in 1999 decreased by approximately 11.3% and 16.2%, respectively, from 1998, as a result of the decline in world oil prices during 1998 and early 1999 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Due to an increase in oil prices starting from the second quarter, the Trust earned all of its royalty revenue for the 1999 fiscal year in the third and fourth quarters of 1999. Cash distributions paid to holders of Units decreased at a greater rate, 16.2%, than royalty revenues, 11.3%, due to the $500,000 contributed to the cash reserve during the second-half of 1999 and the increase in the payment of Trust administration fees and expenses. Trust administration expenses increased 30% from 1998 to 1999 and as a percentage of cash earnings increased to 6.5% from 4.2% in 1998. The increased dollar amount in the Trustee's expenses was due largely to the fees and expenses necessary to establish the cash reserve which in conjunction with the decrease in cash earnings contributed to the increase of Trustee expenses as a percentage of cash earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                         INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Independent Auditors' Report...................................................................33

Statements of Assets, Liabilities and Trust Corpus As of December 31, 2000 and 1999............34

Statement of Cash Earnings and Distributions for the years ended
December 31, 2000, 1999 and 1998...............................................................35

Statements of Changes in Trust Corpus for the years ended
December 31 2000, 1999 and 1998................................................................36

Notes to Financial Statements..................................................................37


                          BP PRUDHOE BAY ROYALTY TRUST

                          Independent Auditors' Report
                          ----------------------------


Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2000 and 1999, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in note 2, these financial statements have been prepared on a modified basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2000 and 1999, and its cash earnings and distributions and its changes in trust corpus for each of the years in the three-year period ended December 31, 2000, on the basis of accounting described in note 2.

                                             KPMG LLP



New York, New York
March 30, 2001

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
       [Prepared on a modified basis of cash receipts and disbursements]

                           December 31, 2000 and 1999
                        (In thousands, except unit data)

                                                              2000        1999
                                                             -------     -------
         Assets

Royalty Interest, net (notes 1, 2 and 3)                     $20,085      22,596
Cash equivalents                                               1,048         500
                                                             -------     -------

Total assets                                                 $21,133      23,096
                                                             =======     =======

         Liabilities and Trust Corpus

Accrued expenses                                             $   464         470
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                          20,669      22,626
                                                             -------     -------

Total liabilities and Trust Corpus                           $21,133      23,096
                                                             =======     =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                 Statements of Cash Earnings and Distributions
       [Prepared on a modified basis of cash receipts and disbursements]

              For the Years Ended December 31, 2000, 1999 and 1998
                        (In thousands, except unit data)


                                               2000            1999            1998
                                           ------------    ------------    ------------
Royalty revenues                           $     65,026          13,443          15,163

Interest Income                                      92              60              17


     Less: Trust administrative expenses           (732)           (798)           (614)

           Expense reserve                         (500)           (500)           --
                                           ------------    ------------    ------------


Cash earnings                              $     63,886          12,205          14,566
                                           ============    ============    ============

Cash distributions                         $     63,838          12,205          14,566
                                           ============    ============    ============

Cash distributions per unit                $      2.983           0.570           0.681
                                           ============    ============    ============

Units outstanding                            21,400,000      21,400,000      21,400,000
                                           ============    ============    ============



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                     Statements of Changes in Trust Corpus
       [Prepared on a modified basis of cash receipts and disbursements]

              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                 2000        1999        1998
                                               --------    --------    --------

Trust Corpus at beginning of year              $ 22,626      25,008     242,829
Cash earnings                                    63,886      12,205      14,566
Increase in cash reserve                            500         487          13
Decrease (increase) in accrued expenses               6        (367)         92
Cash distributions                              (63,838)    (12,205)    (14,566)
Amortization of Royalty Interest                 (2,511)     (2,502)    (44,408)
Impairment write-down (Note 3)                     --          --      (173,518)
                                               --------    --------    --------


Trust Corpus at end of year                    $ 20,669      22,626      25,008
                                               ========    ========    ========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                         Notes to Financial Statements
       [Prepared on a modified basis of cash receipts and disbursements]

                        December 31, 2000, 1999 and 1998

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

                  In 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement. The Company retained all rights, obligations and liabilities associated with the Trust. This transaction is not expected to have a material effect on the Trust's operation.

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

                          BP PRUDHOE BAY ROYALTY TRUST

(1)      Formation of the Trust and Organization (Continued)

         (b) After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

         In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which management believes is sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust.

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

         (c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proves reserves attributable to the Trust at the beginning of the fiscal year (approximately 94,000,000, 0 and 65,000,000 barrels of estimated proved reserves were used to calculated the amortization of the Royalty Interest for the years ended December 31, 2000, 1999 and 1998 respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2000, 1999 and 1998 was $0.47, $0.47 and $8.23 respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see note 3).

                  While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.

                  As of December 31, 2000 and 1999, cash equivalents consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills are reinvested.

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

                          BP PRUDHOE BAY ROYALTY TRUST

(2)      Basis of Accounting (Continued)

                  Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

(3)      Royalty Interest

         The Royalty Interest is comprised of the following at December 31, 2000 and 1999 (in thousands):

                                                           2000         1999
                                                        ---------    ---------

                  Royalty Interest                      $ 535,000      535,000
                  Less:  Accumulated amortization        (341,397)    (338,886)
                          Impairment write-down          (173,518)    (173,518)
                                                        ---------    ---------
                                                        $  20,085       22,596
                                                        =========    =========

         During the fourth quarter of 1998, the Trust determined that the value of the Royalty Interest was impaired as a result of the severe drop in world oil prices during 1998 and reduced the unamortized recorded value by $173,517,532 to its estimated fair value. The estimated fair value was calculated by projecting expected future cash flows and discounting them at a current rate that considered the risk inherent in the cash flows.

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

                          BP PRUDHOE BAY ROYALTY TRUST

(5)      Summary of Quarterly Results (Unaudited)

         A summary of selected quarterly financial information for the years ended December 31, 2000 and 1999 is as follows (in thousands, except unit data):


                                                             1st Quarter    2nd Quarter   3rd Quarter    4th Quarter
         2000

                  Royalty revenues                             $ 12,105        16,841        16,425        19,655
                  Interest income                                  --              16            11            65
                  Trust administrative expenses                    (164)         (274)         (232)          (62)
                  Expenses reserve                                 (250)         (250)         --            --
                                                               --------      --------      --------      --------
                  Cash earnings                                  11,691        16,333        16,204        19,658
                  Cash distributions                             11,691        16,333        16,204        19,610
                  Cash distributions per unit                     0.546         0.763         0.757         0.917

         1999

                  Royalty revenues                             $   --            --           4,427         9,016
                  Interest income                                  --            --              13            47
                  Trust administrative expenses                    --            --            (625)         (173)
                  Expenses reserve                                 --            --            (250)         (250)
                                                               --------      --------      --------      --------
                  Cash earnings                                    --            --           3,565         8,640
                  Cash distributions                               --            --           3,565         8,640
                  Cash distributions per unit                      --            --           0.166         0.404


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

         There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 2000 ($26.83 per barrel), December 31, 1999 ($25.60 per barrel), and December 31, 1998 ($12.05 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

                          BP PRUDHOE BAY ROYALTY TRUST

(6) Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)(Continued)

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

                  Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2000, 1999 and 1998 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 2000, 1999, and 1998 and a reduction in Chargeable Costs in years subsequent to 1998, were estimated to be 91, 94 and 0 million barrels, respectively (of which 84, 89, and 0 million barrels, respectively, are proved developed).

                  The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2000, 1999, and 1998 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $26.83, $25.60, and $12.05, respectively, were as follows (in thousands):


                                                     December 31,   December 31,    December 31,
                                                        2000           1999            1998
                                                     ------------   ------------    ------------
                  Future net cash flows               $ 520,980        522,231            --
                  10% annual discount for
                    estimated timing of
                    cash flows                         (214,733)      (217,504)           --
                                                      ---------      ---------       ---------

                  Standardized measure of
                    discounted future net
                    cash flow relating to
                    proved reserves (a)               $ 306,247        304,727            --
                                                      =========      =========       =========


                          BP PRUDHOE BAY ROYALTY TRUST

(6) Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)(Continued)

         (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1998, would be $306,247,000, $304,727,000, and $0 at December 31, 2000, 1999
                  and 1998, respectively. The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):


                                                                        2000             1999             1998
                                                                      ---------        ---------        ---------
                  Revisions of prior estimates:
                     Reserve volumes                                  $   2,913          330,031          116,023
                     WTI price                                           80,047             --           (228,764)
                     Chargeable costs - inflation                       (26,302)            --                  5
                     Production taxes                                   (10,571)            --             34,319
                     Other                                               (2,187)               2             (780)
                                                                      ---------        ---------        ---------
                                                                         43,900          330,033          (79,197)

                  Royalty income received (b)                           (72,853)         (25,306)          (6,390)
                  Accretion of discount                                  30,473             --              7,781
                                                                      ---------        ---------        ---------

                  Net increase (decrease)
                  during the year                                     $   1,520          304,727          (77,806)
                                                                      =========        =========        =========

(b)      Royalty income received for 2000, 1999 and 1998 includes the following:
                  Period October 1, 2000 through December 31, 2000                                      $  19,932
                  Period October 1, 1999 through December 31, 1999                                      $  12,105
                  Period October 1, 1998 through December 31, 1998                                           --

                  The above royalty income were received by the Trust in January 2000, 1999 and 1998, respectively.

         The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

                  Estimated net proved reserves of oil
                    and condensate at December 31, 1998                                                      --
                  Production                                                                                 --
                  Change caused by prices/costs                                                            93,582
                                                                                                        ---------

                  Estimated net proved reserves of oil
                    and condensate at December 31, 1999                                                    93,582
                  Production                                                                               (5,410)
                  Reserve estimate revisions                                                                2,539
                  Change caused by prices/costs                                                              --
                                                                                                        ---------

                  Estimated net proved reserves of oil
                    and condensate at December 31, 2000                                                    90,711
                                                                                                        =========


  Proved reserves:

                     December 31, 1998                                                                       --
                                                                                                        =========
                     December 31, 1999                                                                     93,582
                                                                                                        =========
                     December 31, 2000                                                                     90,711
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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners

         As of March 29, 2001, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

         The following financial statements of the Trust are included in
Part II, Item 8:

                  Independent Auditors' Report

                  Statements of Assets, Liabilities and Trust Corpus as of December 31, 2000 and 1999 Statements of Cash Earnings and Distributions for the years ended December 31, 2000, 1999 and 1998 Statements of Changes in Trust Corpus for the years ended December 31, 2000, 1999 and 1998 Notes to Financial Statements

(b)  FINANCIAL STATEMENT SCHEDULES

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

27       Financial Data Schedule

(d)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BP PRUDHOE BAY ROYALTY TRUST

                                           By:  THE BANK OF NEW YORK, as Trustee


                                           By: /s/ Marie Trimboli
                                               ---------------------------------
                                               Marie Trimboli
                                               Assistant Vice President

March 30, 2001

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