Form 10-Q
period 2001-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2001-05-15
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                ---------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------


                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                           13-6943724
---------------------------------                            -------------------
  (State or Other Jurisdiction                                 (I.R.S. Employer
of incorporation or Organization)                            Identification No.)


The Bank of New York, 101 Barclay Street, New York, NY              10286
------------------------------------------------------          -------------
(Address of Principal Executive Office of Trustee)                (Zip Code)

Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 14, 2001, 21,400,000 Units of Beneficial Interest were outstanding

                                     PART I
                             FINANCIAL INFORMATION


Item 1.      Financial Statements.


                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
       (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)


                                                         March 31,  December 31,
                                                            2001       2000
                                                        ----------- ------------
         Assets                                         (Unaudited)

Royalty Interest, net (notes 1, 2 and 3)                  $19,583      20,085
Cash equivalents (cash reserve)                             1,064       1,048
                                                          -------     -------

Total assets                                              $20,647      21,133
                                                          =======     =======

         Liabilities and Trust Corpus

Accrued expenses                                          $   556         464
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                       20,091      20,669
                                                          -------     -------

Total liabilities and Trust Corpus                        $20,647      21,133
                                                          =======     =======


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                 Statements of Cash Earnings and Distributions
       (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)

                                  (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                 ------------------------------
                                                     2001             2000
                                                 ------------      ------------

Royalty revenues                                 $     19,932            12,105

Interest income                                            19              --

Less:  Trust administrative expenses                     (158)             (164)

       Expense reserve                                   --                (250)
                                                 ------------      ------------

Cash earnings                                    $     19,793            11,691
                                                 ============      ============

Cash distributions                               $     19,777            11,691
                                                 ============      ============

Cash distributions per unit                      $     0.9242            0.5463
                                                 ============      ============

Units outstanding                                  21,400,000        21,400,000
                                                 ============      ============


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                     Statements of Changes in Trust Corpus
       (Prepared on a modified basis of cash receipts and disbursements)
                                 (In thousands)
                                  (Unaudited)


                                                      Three months ended
                                                           March 31,
                                                   -------------------------
                                                     2001             2000
                                                   --------         --------

Trust Corpus at beginning of period                $ 20,669           22,626
Change in cash reserve                                 --                250
Cash earnings                                        19,793           11,691
Increase in accrued expenses                            (92)            (110)
Cash distributions                                  (19,777)         (11,691)
Amortization of Royalty Interest                       (502)            (628)
                                                   --------         --------

Trust Corpus at end of period                      $ 20,091           22,138
                                                   ========         ========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                         Notes to Financial Statements
       (Prepared on a modified basis of cash receipts and disbursements)
                                 March 31, 2001
                                  (Unaudited)

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

                  The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the "WTI Price") for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence). For years subsequent to 2006, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field's proved reserves do not meet certain specific levels.

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

                          BP PRUDHOE BAY ROYALTY TRUST
                   Notes to Financial Statements (Continued)
                                  (Unaudited)

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

                  In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which management believes is sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust. The Trust Corpus includes $1,064,000 to cover the aforementioned future expenses.

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

         (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2001 and 2000 was $0.3723 and $0.47 respectively. The change in the amortization rate is due to an increase in the estimated number of years that average daily production of oil and condensate from the proved reserves at Prudhoe Bay Field will exceed 90,000 barrels. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

                  While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 2001 and December 31, 2000 and the modified cash earnings and distributions and changes in Trust corpus for the three month periods ended March 31, 2001 and 2000. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

                  As of March 31, 2001 and December 31, 2000, cash equivalents which represents the cash reserve consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills are reinvested.

                          BP PRUDHOE BAY ROYALTY TRUST
                   Notes to Financial Statements (Continued)
       (Prepared on a modified basis of cash receipts and disbursements)
                                  (Unaudited)

(2)      Basis of Accounting (Continued)

                  Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

                  The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 2000 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

(3)      Royalty Interest

                  The Royalty Interest is comprised of the following at March 31, 2001 and December 31, 2000 (in thousands):

                                                       March 31      December 31
                                                         2001            2000
                                                      ---------      -----------

                  Royalty Interest                    $ 535,000         535,000
                  Less:  Accumulated amortization      (341,899)       (341,397)
                         Impairment write-down         (173,518)       (173,518)
                                                      ---------       ---------
                                                      $  19,583          20,085
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

Liquidity and Capital Resources

         The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Annual Report") for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in Part I, Item 1 of the Annual Report.

         The depressed WTI Prices during the fourth quarter of 1998 and first quarter of 1999 resulted in the Trust not receiving distributions during the first and second quarters of 1999. The Trustee, therefore, determined to exercise certain of its limited powers under the Trust Agreement to obtain liquidity in order to meet the Trust's future liabilities and expenses. Given the unpredictability of WTI Prices and that the Trust only receives quarterly distributions, the Trustee determined that a cash reserve is necessary to cover any such future liabilities which may exceed those quarterly distributions received by drawing upon the cash reserve. The Trustee received an opinion of counsel relating to certain tax matters as they pertain to the establishment of the cash reserve.

         Upon the resumption of distributions in the third quarter of 1999, attributable to the increase in the WTI Price in the second quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee anticipates setting aside and adding to such cash reserve account, out of any quarterly distributions received by the Trust, an amount equal to approximately one year's expected liabilities and expenses of the Trust, which the Trustee estimates to be approximately $1,000,000. This amount is being set aside over the course of four quarters, with one quarter of such amount being set aside each quarter, assuming the availability of funds from quarterly distributions. The Trustee has set aside $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution, $250,000 from the January 15, 2000 distribution and $250,000 from the April 15, 2000 distribution for such cash reserve. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

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

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2001 and 2000 are attributable to the Company's operations during the three-month periods ended December 31, 2000 and 1999, respectively.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2001 and 2000 (see Note 1 of Notes to Financial Statements in Part I, Item 1):

                                              Quarter Ended December 31
                                     -------------------------------------------
                                             2000                   1999
                                     -------------------    --------------------
         Average WTI Price                       $ 31.98                 $ 24.60
         Chargeable Costs               10.00                   9.80
         Cost Adjustment Factor      x  1.341               x  1.296
                                     --------               --------

         Adjusted Chargeable Costs      13.41                  12.70
         Production Taxes            +   3.92               +   2.84
                                     --------               --------
                                                   17.33                   15.54
                                                 -------                 -------
         Per Barrel Royalty                      $ 14.65                 $  9.05
                                                 =======                 =======

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

Quarter Ended March 31, 2001 Compared to
Quarter Ended March 31, 2000

         The Trust's royalty revenues in the quarter ended March 31, 2001 were $19,932,000 as compared to the same period a year ago of $12,105,000. This was due to a significant increase in the Average WTI Price from $24.60 for the quarter ended December 31, 1999 to $31.98 for the quarter ended December 31, 2000. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $1.79 (approximately 12% percent) to $17.33 for the quarter ending December 31, 2000 from $15.54 for the quarter ending December 31, 1999. The 12% increase was due to an increase of $0.71 in the Adjusted Chargeable Costs over the same period a year ago, $0.20 of which is attributable to the scheduled increase in Chargeable Costs and $0.51 due to an increase in the cost adjustment factor, and an increase of $1.08 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the quarter ended March 31, 2001 was $0.9242 as compared to $0.5463 per unit for the same period a year ago.

         The Trustee's fees and expenses paid during quarter ended March 31, 2001 were $158,000 as compared to $164,000 for same period a year ago.

         There was no expenses reserve charge in the quarter ended March 31, 2001 compared with a $250,000 charge in the quarter ended March 31, 2000.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On April 16, 2001, the Trust received a cash distribution of $14,417,630 from the Company with respect to the quarter ended March 31, 2001 and, after adding interest income of $2,586 and deducting expenses of $253,079, distributed $14,167,137 or approximately $0.66 per Unit, to Unit holders of record on April 19, 2001.

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

27       Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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


Date: May 14, 2001


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

--------------------

* Incorporated by reference to the correspondingly numbered exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).

**       Filed herewith.