Form 10-Q
period 2001-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2001-08-14
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------


                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             13-6943724
---------------------------------                      ------------------------
  (State or Other Jurisdiction                              (I.R.S. Employer
of incorporation or Organization)                         Identification No.)


 The Bank of New York, 101 Barclay Street, New York, NY                10286
--------------------------------------------------------           -------------
(Address of Principal Executive Office of Trustee)                  (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 815-5092
                                                ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 13, 2001, 21,400,000 Units of Beneficial Interest were outstanding

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                          BP PRUDHOE BAY ROYALTY TRUST
               Statements of Assets, Liabilities and Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)
                        (In thousands, except unit data)



                                                              June 30,
                                                                2001        December 31,
                                                            (Unaudited)         2000
                                                            -----------     ------------
         Assets

Royalty Interest, net (notes 1, 2 and 3)                      $19,081         20,085
Cash equivalents                                                1,079          1,048
                                                              -------        -------

Total assets                                                  $20,160         21,133
                                                              =======        =======

         Liabilities and Trust Corpus

Accrued expenses                                              $   575            464
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                           19,585         20,669
                                                              -------        -------

Total liabilities and Trust Corpus                            $20,160         21,133
                                                              =======        =======



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                  Statements of Cash Earnings and Distributions
        (Prepared on a modified basis of cash receipts and disbursements)
                        (In thousands, except unit data)
                                   (Unaudited)



                                                            Three months ended                          Six months ended
                                                                 June 30,                                  June 30,
                                                      2001                    2000                  2001              2000
                                                      ----                    ----                  ----              ----
Royalty revenues                                    $     14,418              16,841              34,350              28,946

Interest Income                                               17                  16                  36                  16


     Less: Trust administrative expenses                    (253)               (274)               (411)               (438)

          Expense reserve                                      -                (250)                  -                (500)
                                                    ------------        ------------        ------------        ------------


Cash earnings                                       $     14,182              16,333              33,975              28,024
                                                    ============        ============        ============        ============

Cash distributions                                  $     14,167              16,333              33,944              28,024
                                                    ============        ============        ============        ============

Cash distributions per unit                         $     0.6620              0.7632              1.5862              1.3095
                                                    ============        ============        ============        ============

Units outstanding                                     21,400,000          21,400,000          21,400,000          21,400,000
                                                    ============        ============        ============        ============



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                      Statements of Changes in Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                                 (In thousands)
                                   (Unaudited)



                                                 Three months ended      Six months ended
                                                      June 30,               June 30,
                                                  2001       2000        2001        2000
                                                  ----       ----        ----        ----
Trust Corpus at beginning of period          $ 20,091      22,138      20,669      22,626
Change in cash reserve                              -         250           -         500
Cash earnings                                  14,182      16,333      33,975      28,024
Decrease (increase) in accrued
   expenses                                       (19)         42        (111)        (68)
Cash distributions                            (14,167)    (16,333)    (33,944)    (28,024)
Amortization of Royalty Interest                 (502)       (628)     (1,004)     (1,256)
                                             --------    --------    --------    --------

Trust Corpus at end of period                $ 19,585      21,802      19,585      21,802
                                             ========    ========    ========    ========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a modified basis of cash receipts and disbursements)

                                  June 30, 2001
                                   (Unaudited)

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

           In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which the Trustee believes is sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust. The Trust Corpus includes $1,079,000 to cover the aforementioned future expenses.

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

       (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2001 and 2000 was $0.3723 and $0.47 respectively. The change in the amortization rate in 2001 is due to an increase in the estimated number of years that average daily production of oil and condensate from the proved reserves at Prudhoe Bay Field will exceed 90,000 barrels. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

           While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 2001 and December 31, 2000 and the modified cash earnings and distributions and changes in Trust corpus for the three month periods ended June 30, 2001 and 2000. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

           As of June 30, 2001 and December 31, 2000, cash equivalents consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills are reinvested as of December 31, 2000. Subsequent to June 30, 2001, all interest income earned on the treasury bills for the last quarter and previously reinvested was distributed on July 23, 2001.

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


(3)    Royalty Interest

       The Royalty Interest is comprised of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                     June 30   December 31
                                                        2001          2000
                                                        ----          ----

           Royalty Interest                       $  535,000       535,000
           Less:  Accumulated amortization         (342,401)     (341,397)
                  Impairment write-down            (173,518)     (173,518)
                                                  ----------     ---------
                                                  $   19,081        20,085
                                                  ==========     =========


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

During 1998 and 1999 the Trustee established a cash reserve of $1,000,000 to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. Out of distributions received by the Trust, the Trustee set aside $1,000,000 in the cash reserve, an amount equal to approximately one year's expected liabilities and expenses of the Trust. The $1,000,000 in the cash reserve was set aside over the course of four quarters, with one quarter of such amount being set aside from each quarterly distribution received by the Trust. The Trustee has set aside $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution, $250,000 from the January 15, 2000 distribution and $250,000 from the April 15, 2000 distribution for such cash reserve. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

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

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the three and six months period ended June 30, 2001 and 2000 are attributable to the Company's operations during the three and six month periods ended March 31, 2001 and 2000, respectively.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2001 and 2000 (see Note 1 of Notes to Financial Statements in Part I, Item 1):


                                                                    Quarter March 31,
                                             ------------------------------------------------------------

                                                        2001                             2000
                                             ---------------------------     ----------------------------

         Average WTI Price                                       $28.83                           $28.86
         Chargeable Costs                       10.75                           10.00
         Cost Adjustment Factor              x  1.354                        x  1.307
                                             --------                        --------

         Adjusted Chargeable Costs              14.55                           13.07
         Production Taxes                    +   3.44                        +   3.48
                                             --------                        --------
                                                                  17.99                            16.55
                                                                 ------                           ------
         Per Barrel Royalty                                      $10.84                           $12.31
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

Quarter Ended June 30, 2001 Compared to
Quarter Ended June 30, 2000

         The Trust's royalty revenues in the quarter ended June 30, 2001 were $14,418,000 as compared to the same period a year ago in which the Trust had $16,841,000 in revenues. This decrease in royalty revenues was due to several factors: (i) an increase in the Chargeable Costs of $0.75 per barrel to $10.75 for the quarter ended June 30, 2001 as compared to the same period a year ago of $10.00; (ii) an increase in the Cost Adjustment Factor of $0.047 to $1.354 for the quarter ended June 30, 2001 as compared to the same period a year ago of $1.307 (this has the effect of lowering the per barrel royalty approximately $0.73 per barrel when compared to the same Cost Adjustment Factor of a year ago); and (iii) a decrease in the Average WTI Price from $28.86 for the quarter ended March 31, 2000 to $28.83 for the quarter ended March 31, 2001. These factors, as well as a decrease of $0.04 in Production Taxes, resulted in total deductions from the Average WTI Price to increase by $1.44 to $17.99 for the quarter ending March 31, 2001 from $16.55 for the quarter ending March 31, 2000. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the quarter ended June 30, 2001 was $
0.6620 per unit as compared to the same period a year ago in which the Trust had a distribution $0.7632 per unit.

         The Trustee's fees and expenses paid during quarter ended June 30, 2001 were $253,000 as compared to the same period a year ago in which the Trustee's fees and expenses were $274,000. Upon paying the Trust's fees and expenses for the quarter ending June 30, 2000 of $274,000, the Trustee set aside a $250,000 contribution to the cash reserve, which bought the total cash reserve to $1,000,000.

Six Months Ended June 30, 2001 Compared to
Six Months Ended June 30, 2000

         The Trust's royalty revenues for the six months ended June 30, 2001 were $34,350,000 as compared to the same period a year ago in which the Trust had royalty revenues of 28,946,000. This was due to an increase in the Average WTI Price from approximately $26.73 for the six month period ended March 31, 2000 to approximately $30.41 for the six month period ended March 31, 2001. Total deductions from the Average WTI Price (consisting of Chargeable Costs, Adjusted Chargeable Costs and Production Taxes) increased by $1.61 to $17.66 for the six month period ended March 31, 2001 from $16.05 for the six month period ended March 31, 2000. The $1.61 increase in deductions from Average WTI Price was due to the following factors: (i) a $0.48 increase in the scheduled Chargeable Costs; (ii) an increase in the Cost Adjustment Factor of $0.046 (which results in an increase of approximately $0.61 in Adjusted Chargeable Costs); and (iii) and an increase of $0.52 in production taxes over the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the six month period ended June 30, 2001 was $1.5862 per unit as compared to the same period a year ago in which the Trust had a distribution of 1.3095.

         The Trustee's fees and expenses paid during six month period ended June 30, 2001 were $411,000 as compared to the same period a year ago in which the Trustee's fees and expenses were $438,000.


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

         None.


Item 3.      Defaults Upon Senior Securities.

         None.


Item 4.      Submission of Matters to a Vote of Security Holders.

         None.


Item 5.      Other Information.

         On July 16, 2001, the Trust received a cash distribution of $13,268,574 from the Company with respect to the quarter ended June 30, 2001 and, after adding interest income of $18,853 and deducting expenses of $268,857, distributed $13,096,027 or approximately $0.612 per Unit, to Unit holders of record on July 23, 2001.

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

27           Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BP PRUDHOE BAY ROYALTY TRUST

                          By:  THE BANK OF NEW YORK,
                               as Trustee


                          By:  /s/ Marie E. Trimboli
                               -----------------------------
                               Marie E. Trimboli
                               Assistant Vice President


Date: August 13, 2001


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