Form 10-Q
period 2001-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2001-11-13
CIK 850033

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             13-6943724
---------------------------------                          ---------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of incorporation or Organization)                           Identification No.)


The Bank of New York, 5 Penn Plaza, New York, NY                  10001
--------------------------------------------------               -------
(Address of Principal Executive Office of Trustee)              (Zip Code)


Trustee's Telephone Number, Including Area Code:  (212) 896-7201

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 12, 2001, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)


                                                                                     September 30,
                                                                                          2001            December 31,
                                                                                      (Unaudited)             2000
                                                                                    ---------------     ---------------
         Assets

Royalty Interest, net (notes 1, 2 and 3)                                        $            18,579              20,085
Cash and Cash equivalents                                                                     1,006               1,048
                                                                                    ---------------     ---------------

Total assets                                                                    $            19,585              21,133
                                                                                    ===============     ===============

         Liabilities and Trust Corpus

Accrued expenses                                                                $               350                 464
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                                                         19,235              20,669
                                                                                    ---------------     ---------------

Total liabilities and Trust Corpus                                              $            19,585              21,133
                                                                                    ===============     ===============

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions
        (Prepared on a modified basis of cash receipts and disbursements)


                        (In thousands, except unit data)

                                   (Unaudited)


                                                             Three months ended                       Nine months ended
                                                                September 30,                           September 30,
                                                          2001               2000                2001                2000
                                                    ---------------     ---------------     ---------------     ---------------

Royalty revenues                                $            13,269              16,425              47,618              45,370

Interest Income                                                  23                  11                  60                  27
                                                    ---------------     ---------------     ---------------     ---------------
                                                             13,292              16,436              47,678              45,397

     Less: Trust administrative expenses                       (269)               (232)               (680)               (670)

          Expense reserve                                      --                  --                  --                  (500)
                                                    ---------------     ---------------     ---------------     ---------------

Cash earnings                                   $            13,023              16,204              46,998              44,227
                                                    ===============     ===============     ===============     ===============

Cash distributions                              $            13,096              16,204              47,040              44,227
                                                    ===============     ===============     ===============     ===============

Cash distributions per unit                     $            0.6120              0.7572              2.1981              2.0667
                                                    ===============     ===============     ===============     ===============

Units outstanding                                        21,400,000          21,400,000          21,400,000          21,400,000
                                                    ===============     ===============     ===============     ===============

See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)


                                 (In thousands)

                                   (Unaudited)

                                                             Three months ended                       Nine months ended
                                                                September 30,                           September 30,
                                                          2001               2000                2001                2000
                                                    ---------------     ---------------     ---------------     ---------------

Trust Corpus at beginning of period             $            19,585              21,802              20,669              22,626
Change in cash reserve                                         --                  --                  --                   500
Cash earnings                                                13,023              16,204              46,998              44,227
Decrease in accrued expenses                                    225                 170                 114                 102
Cash distributions                                          (13,096)            (16,204)            (47,040)            (44,227)
Amortization of Royalty Interest                               (502)               (627)             (1,506)             (1,883)
                                                    ---------------     ---------------     ---------------     ---------------

Trust Corpus at end of period                   $            19,235              21,345              19,235              21,345
                                                    ===============     ===============     ===============     ===============


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a modified basis of cash receipts and disbursements)


                               September 30, 2001
                                   (Unaudited)

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

                                   (Unaudited)

(1)    Continued

       (b) After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

           In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which management believes is sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust. The Trust Corpus includes $1,006,000 to cover the aforementioned future expenses.

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

       (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the nine months ended September 30, 2001 and 2000 was $0.3723 and $0.47 respectively. Any change in the amortization rate is due to an increase or decrease in the estimated number of years that average daily production of oil and condensate from the proved reserves at Prudhoe Bay Field will exceed 90,000 barrels. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see notes 3 and 5).

           While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 2001 and December 31, 2000 and the modified cash earnings and distributions and changes in Trust corpus for the three and nine month periods ended September 30, 2001 and 2000. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

           As of September 30, 2001 and December 31, 2000, cash equivalents consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills were reinvested as of March 31, 2001. Subsequent to June 30, 2001, all interest income earned on the treasury bills for the quarter ended June 30, 2001 and previously reinvested income were distributed.

                          BP PRUDHOE BAY ROYALTY TRUST

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


(3)    Royalty Interest

       The Royalty Interest is comprised of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                                  September 30        December 31
                                                                      2001                2000
                                                                ---------------     ---------------

                 Royalty Interest                            $          535,000             535,000
                 Less:  Accumulated amortization                       (342,903)           (341,397)
                         Impairment write-down                         (173,518)           (173,518)
                                                                ---------------     ---------------
                                                             $           18,579              20,085
                                                                ===============     ===============

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

(5)    New Accounting Pronouncements

           In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS 142 is not expected to have a material impact on the Trust's financial condition or results of operations.

(5)    Continued

           In August 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS 144 is not expected to have a material impact on the Trust's financial condition or results of operations.

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

         During 1999 and 2000 the Trustee established a cash reserve of $1,000,000 to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. Out of distributions received by the Trust, the Trustee set aside $1,000,000 in the cash reserve, an amount equal to approximately one year's expected liabilities and expenses of the Trust. The $1,000,000 in the cash reserve was set aside over the course of four quarters, with one quarter of such amount being set aside from each quarterly distribution received by the Trust. The Trustee has set aside $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution, $250,000 from the January 15, 2000 distribution and $250,000 from the April 15, 2000 distribution for such cash reserve. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

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

Results of Operations

         Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 2001 and 2000 are attributable to the Company's operations during the quarters ended June 30, 2001 and 2000, respectively. Accordingly, royalties paid to the Trust and distributions to Unit holders in the nine month period ended September 30 of each year are attributable to the Company's operations during the first six months of such year and the last three months of the preceding year.

         The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 2001 and 2000 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

                                                                          Quarter June 30,
                                                  ---------------------------------------------------------------
                                                              2001                              2000
                                                  -----------------------------     -----------------------------
         Average WTI Price                                         $     27.86                       $      28.87
         Chargeable Costs                                10.75                             10.00
         Cost Adjustment Factor                   x     1.3683                      x     1.3190
                                                  ------------                      ------------

         Adjusted Chargeable Costs                       14.71                             13.19
         Production Taxes                         +       3.28                      +       3.47
                                                  ------------                      ------------
                                                                          17.99                             16.66
                                                                   ------------                      ------------
         Per Barrel Royalty                                        $       9.87                      $      12.21
                                                                   ============                      ============

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

Quarter Ended September 30, 2001 Compared to
Quarter Ended September 30, 2000

         The Trust's royalty revenues received in the quarter ended September 30, 2001 were $13,269,000 as compared to $16,425,000 for the same period a year ago, a decrease of 19%. This was due to a decrease in the Per Barrel Royalty as a result of an increase in total deductions from the Average WTI Price and a decrease in the Average WTI Price attributable to the royalty payments received for the quarter ended September 30, 2001. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) increased by $1.33 (approximately 8% percent) to $17.99 attributable to the quarter ended September 30, 2001 from $16.66 attributable to the same period a year ago. The $1.33 increase was due to an increase of $1.52 in the Adjusted Chargeable Costs over the same period a year ago, $0.75 of which is attributable to the scheduled increase in Chargeable Costs and $0.77 due to an increase in the cost adjustment factor, and a decrease of $0.19 in production taxes over the same period a year ago. Average WTI Price decreased to $27.86 for the quarter ended September 30, 2001 as compared to $28.87 for the same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distribution in the quarter ended September 30, 2001 was approximately $0.61 per unit as compared $0.76 for the same period a year ago, a decrease of 20%. The decrease was due to a scheduled increase in Chargeable Costs, an increase in the cost adjustment factor, and a decrease in the Average WTI Price.

         The Trustee's fees and expenses paid during quarter ended September 30, 2001 were $269,000 as compared to $232,000 for the same period a year ago.

Nine Months Ended September 30, 2001 Compared to
Nine Months Ended September 30, 2000

         The Trust's royalty revenues for the nine months ended September 31, 2001 were $47,618,000 as compared to $45,370,000 for the same period a year ago. This was due to an increase in the Average WTI Price to $29.56 for the nine month period ended June 30, 2001 from $27.44 for same period a year ago. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

         The Trust's cash distributions for the nine month period ended September 30, 2001 were in the aggregate $2.20 per unit as compared to $2.07 per unit the same period a year ago. This was due to an increase in the Average WTI Price to $29.56 for nine month period ended June 30, 2001 from $27.44 for the same period ended a year ago. No cash contribution was made to the cash reserve for the nine month period ended September 30, 2001 as compared to a total of $500,000 cash contribution to the cash reserve for the same period ended a year ago, $250,000 of which was made in the first quarter and $250,000 in the second quarter. The scheduled increase in Chargeable Costs increased to $10.50 for the nine month period ended September 30, 2001 from $9.93 for the same period a year ago.

         The Trustee's fees and expenses paid during nine month period ended September 30, 2001 were $680,000 as compared to $670,000 the same period a year ago.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         See discussion above under Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

PART II
                                OTHER INFORMATION


Item 1.      Legal Proceedings.

         None.


Item 2.      Changes in Securities and Use of Proceeds.

         None.


Item 3.      Defaults Upon Senior Securities.

         None.


Item 4.      Submission of Matters to a Vote of Security Holders.

         None.


Item 5.      Other Information.

         On October 15, 2001 the Trust received a cash distribution of $12,315,987 from the Company with respect to the quarter ended September 30, 2001 and, after adding interest income of $14,856 and deducting expenses of $44,113, on October 19, 2001 distributed $12,278,692, or approximately $0.57 per Unit, to Unit holders of record.

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

27                Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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


Date: November 12, 2001


         The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

                                INDEX TO EXHIBITS


Exhibit                                   Exhibit
  No.                                   Description
-------                               ---------------

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

-------------------

* Incorporated by reference to the correspondingly numbered exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).