Form 10-K405
period 2001-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2002-04-01
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10243

                          BP PRUDHOE BAY ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    13-6943724
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     THE BANK OF NEW YORK, TRUSTEE
       5 PENN PLAZA, 13TH FLOOR
          NEW YORK, NEW YORK                                10001
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 896-7201

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
    -------------------                -----------------------------------------
UNITS OF BENEFICIAL INTEREST                      NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2002, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing sale price on the New York Stock Exchange) was approximately $288,900,000.

     Documents Incorporated by Reference: None

                   ITEM 8 OMITTED. TO BE FILED BY AMENDMENT.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Business..............................................................1
         INTRODUCTION..........................................................1
         THE TRUST.............................................................2
         THE ROYALTY INTEREST..................................................7
         THE UNITS............................................................12
         THE BP SUPPORT AGREEMENT.............................................14
         THE PRUDHOE BAY UNIT.................................................14
         INDEPENDENT OIL AND GAS CONSULTANTS' REPORT..........................20
         INDUSTRY CONDITIONS AND REGULATIONS..................................25
         CERTAIN TAX CONSIDERATIONS...........................................25

ITEM 2.  Properties...........................................................28

ITEM 3.  Legal Proceedings....................................................28

ITEM 4.  Submission Of Matters To A Vote Of Unit Holders......................28

                                     PART II

ITEM 5.  Market For The Units And Related Unit Holder Matters.................29

ITEM 6.  Selected Financial Data..............................................30

ITEM 7.  Trustee's Discussion And Analysis Of Financial Condition
         And Results Of Operations............................................30

Item 7A. Quantitative and Qualitative Disclosure About Market Risk............32

ITEM 8.  Financial Statements And Supplementary Data..........................33

ITEM 9.  Changes In And Disagreements With Accountants On Accounting
         And Financial Disclosure.............................................33

                                    PART III

ITEM 10. Directors And Executive Officers Of The Registrant...................33

ITEM 11. Executive Compensation...............................................33

ITEM 12. Unit Ownership Of Certain Beneficial Owners And Management...........33

ITEM 13. Certain Relationships And Related Transactions.......................33


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K.....34

SIGNATURES....................................................................35

INDEX TO EXHIBITS.............................................................36

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

     BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the "Trust Agreement") among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York, as trustee (the "Trustee"), and F. James Hutchinson, co-trustee (The Bank of New York (Delaware), successor co-trustee). The Trustee's corporate trust offices are located at 5 Penn Plaza, New York, New York 10001 and its telephone number is (212) 815-896-7201. The Company and Standard Oil are indirect, wholly owned subsidiaries of BP Amoco p.l.c. ("BP").

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

Per Barrel Royalty

     The "Per Barrel Royalty" in effect for any day is an amount equal to the WTI Price for such day less the sum of (i) the product of the Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. Based on the WTI Price on December 31, 2001, current Production Taxes and Chargeable Costs adjusted in accordance with the Conveyance, the Company estimates that Per Barrel Royalty payments will continue through the year 2009.

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

Chargeable Costs

     The "Chargeable Costs" per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per barrel for the five calendar years ended December 31, 2001 were: $8.85 during 1997; $9.30 during 1998; $9.80 during 1999; $10.00 during 2000; and $10.75 during
2001. Chargeable Costs for the calendar year ending December 31, 2002 and subsequent years are shown in the following table:

             For the       Chargeable       For the       Chargeable
           Year Ending      Costs Per     Year Ending      Costs Per
           December 31       Barrel       December 31        Barrel
           -----------       ------       -----------        ------

              2002        $   11.25          2012         $   16.70
              2003            11.75          2013             16.80
              2004            12.00          2014             16.90
              2005            12.25          2015             17.00
              2006            12.50          2016             17.10
              2007            12.75          2017             17.20
              2008            13.00          2018             20.00
              2009            13.25          2019             23.75
              2010            14.50          2020             26.50
              2011            16.60

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

     As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

                               Additions to Proved Reserves
        Year Ended             ----------------------------
        December 31            Annual            Cumulative
        -----------            ------            ----------
                                     (Million STB)
          1988                  42.3                 42.3
          1989                  45.5                 87.8
          1990                  24.0                111.8
          1991                 115.8                227.6
          1992                 144.3                371.9
          1993                 206.2                578.1
          1994                  89.9                668.0
          1995                  92.2                760.2
          1996                 (21.0)               739.2
          1997                  (1.5)               737.7
          1998                  (0.5)               737.2
          1999                   0.0                737.2
          2000                  57.3                794.5
          2001                  20.5                815.0

     The Company anticipates that additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate, but not eliminate the recent decline in gross oil and condensate production capacity. As of December 31, 2001, the cumulative additions to proved reserves allocated to the Subject Leases were sufficient to prevent any reduction in Chargeable Costs during the years 2002 through 2005. However, significant downward revisions of proved reserve estimates in 2001 or subsequent years could result in a reduction of Chargeable Costs being required as described above in the year 2006 or thereafter.

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

                                                 Cost      Adjusted
                    Average WTI  Chargeable   Adjustment  Chargeable   Production  Per Barrel
                       Price       Costs        Factor      Costs        Taxes       Royalty
                       -----       -----        ------      -----        -----       -------
1997:
1st Qtr              $ 22.86    $  8.85         1.265     $ 11.19      $ 2.61      $  9.06
2nd Qtr                19.91       8.85         1.269       11.23        2.16         6.52
3rd Qtr                19.75       8.85         1.274       11.28        2.14         6.34
4th Qtr                19.94       8.85         1.280       11.33        2.16         6.45

1998:
1st Qtr                15.96       9.30         1.280       11.90        1.56         2.49
2nd Qtr                14.58       9.30         1.280       11.90        1.36         1.32
3rd Qtr                14.15       9.30         1.280       11.90        1.29         0.96
4th Qtr                12.80       9.30         1.280       11.90        1.10         0.00

1999:
1st Qtr                13.08       9.80         1.280       12.54        1.13         0.00
2nd Qtr                17.44       9.80         1.280       12.54        1.79         3.11
3rd Qtr                21.71       9.80         1.287       12.61        2.42         6.68
4th Qtr                24.60       9.80         1.296       12.70        2.84         9.05

2000:
1st Qtr                28.86      10.00         1.307       13.07        3.48        12.31
2nd Qtr                28.87      10.00         1.319       13.19        3.47        12.21
3rd Qtr                31.63      10.00         1.330       13.30        3.88        14.45
4th Qtr                31.98      10.00         1.341       13.41        3.92        14.66

2001:
1st Qtr                28.83      10.75         1.354       14.55        3.44        10.84
2nd Qtr                27.92      10.75         1.368       14.71        3.29         9.92
3rd Qtr                26.82      10.75         1.367       14.69        3.13         9.00
4th Qtr                20.41      10.75         1.366       14.68        2.17         3.56

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

     BP will be released from its obligation under the Support Agreement upon the sale or transfer of all or substantially all of the Company's working interest in the Prudhoe Bay Unit if the transferee agrees to assume and be bound by BP's obligation under the Support Agreement in a writing reasonably satisfactory to the Trustee and if the transferee is an entity having a rating assigned to outstanding unsecured, unsupported long term debt from Moody's Investors Service, Inc. of at least A3 or from Standard & Poor's Ratings Services of at least A- or an equivalent rating from at least one nationally-recognized statistical rating organization (after giving effect to the sale or transfer to such entity of all or substantially all of the Company's working interest in the Prudhoe Bay Unit and the assumption by such entity of all of the Company's obligations under the Conveyance and of all BP's obligations under the Support Agreement).

                              THE PRUDHOE BAY UNIT

General

     The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 2001, approximately 10.3 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $18.4 billion gross capital spent and a total of about 2,168 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

     Since several oil companies hold acreage within the Field, the Prudhoe Bay Unit was established to optimize Field development. The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to Prudhoe Bay Unit owners. Prior to July 1, 2000, the Company and a subsidiary of the Atlantic Richfield Company ("Arco") were the two Field operators. On July 1, 2000, the Company assumed sole operatorship of the field. Other Field owners include affiliates of Exxon Mobil Corporation ("Exxon Mobil"), Phillips Petroleum Company ("Phillips") and Chevron Corporation ("Chevron").

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

     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2001 is summarized in the following table:

                                              Oil Rim              Gas Cap
                                              -------              -------

     BP....................................    26.34% (a)           26.54% (b)
     Exxon Mobil...........................    36.37                36.64
     Phillips..............................    36.05                36.32
     Others................................     1.24                 0.50
                                              ------               ------
          Total............................   100.00%              100.00%
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

     As of December 31, 2001 there were about 998 active producing oil wells, 32 gas reinjection wells, 39 water injection wells and 142 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 5,500 STB of oil per day. Currently, the average well production rate is about 546 STB of oil per day.

     The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follows during the periods indicated:

                               Oil                        Condensate
        Year           ---------------------         ---------------------
       Ended           Total         Subject         Total         Subject
    December 31        Field         Leases          Field         Leases
    -----------        -----         ------          -----         ------
                                     (Thousand STB per day)

       1997            512.8          227.4          177.1          21.4
       1998            442.3          196.1          165.2          20.0
       1999            380.9          170.7          151.5          18.3
       2000            364.0          161.4          146.7          17.8
       2001            324.9          144.1          131.2          15.9

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

Reserve Estimates

     The net proved remaining reserves of oil and condensate associated with the Subject Leases is approximately 961.7 million STB as of December 31, 2001. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 barrels per day until the year 2013. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030; however, for the economic conditions and production forecast as of December 31, 2001, it is estimated that royalty payments will cease following the year 2009.

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

     The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2001 were 43.2 million barrels of oil and condensate. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 2001 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $64.6 million, with a present value of $47 million. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

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

     The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                                  Net Proved Reserves
                        ------------------------------------       WTI Price
      December 31       Subject Leases (a)         Trust (b)       Per Barrel
      -----------       ------------------         ---------       ----------
                                        (Million STB)

         1997               1,154.7                   64.8           $17.78
         1998               1,075.4                    0.0            12.05
         1999               1,007.6                   93.6            25.60
         2000                 999.6                   90.7            26.83
         2001                 961.7                   43.2            19.78
-------------

(a) Includes proved undeveloped reserves of 190.2 million STB at December 31, 1997; 109.8 million STB at December 31, 1998; 108 million STB at December 31, 1999; 137.3 million STB at December 31, 2000; and 112.5 STB at December 31, 2001.

(b) Includes proved undeveloped reserves of 1.3 million STB at December 31, 1997; 4.5 million STB at December 31, 1999; and 6.4 million STB at December 31, 2000. No proved undeveloped reserves were attributable to the Trust at December 31, 1998 and December 31, 2001.

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

                   INDEPENDENT OIL AND GAS CONSULTANTS' REPORT

                                 [LETTERHEAD OF]
                             MILLER AND LENTS, LTD.              [Names Omitted]
                      INTERNATIONAL OIL AND GAS CONSULTANTS
                              TWENTY-SEVENTH FLOOR
                                 1100 LOUISIANA
                            HOUSTON, TEXAS 77002-5216
                             TELEPHONE 713 651-9455
                              TELEFAX 713 654-9914
                         email: mail@millerand lents.com


                                February 20, 2002


The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street, Floor 21 West
New York, New York 10286

               Re: Estimates of Proved Reserves, Future Production Rates, and Future Net Revenues for the BP Prudhoe Bay Royalty Trust As of December 31, 2001

Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2001. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 11, 2002 addressed to Ms. Marie E. Trimboli of The Bank of New York and signed by Mr. Neil McCleary. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

     Proved Reserves were estimated by BP Exploration (Alaska) Inc. in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues are not intended and should not be interpreted to represent fair market values for the estimated reserves.

     The Prudhoe Bay (Permo Triassic) Reservoir is defined in the Prudhoe Bay Unit Operating Agreement. The Prudhoe Bay Unit is an oil and gas unit situated on the North Slope of Alaska. The BP Prudhoe Bay Royalty Trust is entitled to a royalty payment on 16.4246 percent of the first 90,000 barrels of the actual average daily net production of oil and condensate for each calendar quarter from the BP Exploration (Alaska) Inc. working interest as defined in the Overriding Royalty Conveyance. The payment amount depends upon the Per Barrel Royalty which in turn depends upon the West Texas Intermediate Price, the Chargeable Costs, the Cost Adjustment Factor, and Production Taxes, all of which are defined in the Overriding Royalty Conveyance. "Barrel" as used herein means Stock Tank Barrel as defined in the Overriding Royalty Conveyance.

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

     As a result of our cumulative reviews, based on the foregoing, we conclude that:

     1. A large body of basic data and detailed analyses are available and were used in making the estimates. In our judgment, the quantity and quality of currently available data on reservoir boundaries, original fluid contacts, and reservoir rock and fluid properties are sufficient to indicate that any future revisions to the estimates of total original in place volumes should be minor. Furthermore, the data and analyses on recovery factors and future production rates are sufficient to support the Proved Reserves estimates.

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

     4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2001, of 43.2 million barrels of oil and condensate are, in the aggregate, reasonable. All of the 43.2 million barrels of Total Proved Reserves are Proved Developed Reserves. Future production of Proved Undeveloped Reserves does not affect the Trust's Proved Reserves because, under economic assumptions as of December 31, 2001, the potential impact of such production to the Trust occurs after the time when the Per Barrel Royalty becomes zero.

     5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2001, production of the Proved Reserves will result in Estimated Future Net Revenues of $64.6 million and Present Value of Estimated Future Net Revenues of $47.0 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

     6.   BP Exploration (Alaska) Inc. estimated that, as of December 31, 2001,
          815.0 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

     7. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2013 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.'s net production level.

     8. Based on the West Texas Intermediate Price of $19.78 per barrel on December 31, 2001, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2009 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 2001, the Per Barrel Royalty will be zero following the year 2009. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

     9. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

     Estimates of ultimate and remaining reserves and production scheduling depend upon assumptions regarding expansion or implementation of alternative projects or development programs and upon strategies for production optimization. BP Exploration (Alaska) Inc. has continual reservoir management, surveillance, and planning efforts dedicated to (1) gathering new information,
(2) improving the accuracy of its reserves and production capacity estimates,
(3) recognizing and exploiting new opportunities, (4) anticipating potential problems and taking corrective actions, and (5) identifying, selecting, and implementing optimum recovery program and cost reduction alternatives. Given this significant effort and ever changing economic conditions, estimates of reserves and production profiles will change periodically.

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

                                                 Very truly yours,

                                                 MILLER AND LENTS, LTD.


                                                 By: /s/ William P. Koza
                                                     William P. Koza
                                                     Vice President

                                                             [STATE OF TEXAS
                                                              WILLIAM P. KOZA
                                                                   58894
                                                                REGISTERED
                                                          PROFESSIONAL ENGINEER]
WPK/hsd

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2000 and 2001.

                                                                Distributions
                                  High              Low            Per Unit
                                  ----              ---            --------
         2000:
         First Quarter           $10 1/2           $ 8 5/8         $0.546
         Second Quarter           11 15/16           8 7/8          0.763
         Third Quarter            14 9/16           10 5/8          0.757
         Fourth Quarter           14 15/16          11 9/16         0.917

         2001:
         First Quarter           $10 5/8           $ 8 9/16        $0.924
         Second Quarter           12 7/16            8 5/16         0.662
         Third Quarter            14 15/16          10 15/16        0.611
         Fourth Quarter           15 13/32          11 1/2          0.573

     As of December 31, 2001, 21,400,000 Units were outstanding and were held by 973 holders of record.

     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See "THE ROYALTY INTEREST" in Item 1.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents in summary form selected financial information regarding the Trust.

                                             2001           2000          1999           1998          1997
                                             ----           ----          ----           ----          ----
                                                         (In thousands, except per Unit amounts)


Royalty revenues                          $ 59,934         65,026        13,443         15,163        44,582
Interest income                                 70             92            60             17            21
Trust administration  expenses                 724            732           798            614           845
Expenses reserve                                 0            500           500              0             0
                                          --------         ------        ------         ------        ------
Cash earnings                             $ 59,280         63,886        12,205         14,566        43,758
Cash distributions                        $ 59,319         63,838        12,205         14,566        43,758
Cash distributions per unit               $  2.772          2.983         0.570          0.681         2.045
Units outstanding                       21,400,000     21,400,000    21,400,000     21,400,000    21,400,000

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

     The decline in WTI Prices during the fourth quarter of 1998 and the first quarter of 1999 resulted in the Trust not receiving quarterly distributions during the first and second quarters of 1999. See "THE ROYALTY INTEREST - Per Barrel Royalty Calculations. Upon the resumption of distributions in the third quarter of 1999, resulting from the increase in the WTI Price in the second quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee set aside $1,000,000 in the cash reserve account, out of quarterly distributions received by the Trust. This amount was set aside over the course of four quarters, with one quarter of such amount being set aside each quarter with $250,000 from the July 15, 1999 distribution, $250,000 from the October 15, 1999 distribution, additional $250,000 from the January 15, 2000 distribution and $250,000 from the April 15, 2001 distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

     Amounts set aside for the cash reserve are being invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee has determined to distribute any interest received from the investment to the holders of Units upon maturity on the next Quarterly Record Date. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

     As discussed under "BUSINESS - Certain Tax Considerations", amounts received by the Trust as quarterly distributions, and any earning on investment of the cash reserve, are income to the holders of the Units and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or increase the cash reserve and are not distributed to the holders of the Units.

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

     Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the years ended December 31, 2001, 2000 and 1990 are attributable to the Company's operations during the twelve-month periods ended September 30, 2001, 2000 and 1999, respectively.

     As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2013, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes, changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve.

     During the year 2001 and the period of 2002 up to the date of this report the WTI Price has been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2002 will depend on WTI Prices prevailing during the remainder of the year.

2001 compared to 2000

     Royalty revenues and cash distributions in 2001 decreased by approximately 7.8% and 7.1%, respectively, from 2000. Although the average WTI Price during the 12 months ended September 30, 2001 increased by about 1.4% from the average price during the same period in 2000, the increase was offset by an increase of approximately 9.7% in Adjusted Chargeable Costs, primarily as a result of the scheduled increase in Chargeable Costs from $10.00 per barrel to $10.75 per barrel in the first quarter of 2001 and continued increases in the Cost Adjustment Factor (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in
Item 1).

2000 compared to 1999

     Royalty revenues and cash distributions in 2000 increased by approximately 383.7% and 423.0%, respectively, from 1999, as a result of the increased average WTI Prices throughout 2000 (see "THE ROYALTY INTEREST-Per Barrel Royalty Calculations" in Item 1). Trust administration expenses decreased by 8.3% from 1999 to 2000 due largely to the increased expense incurred by the Trust in setting up the cash reserve in 1999. As a percentage of royalty revenues the Trust administration expense decreased to 1.1% from 5.9% in 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           [TO BE FILED BY AMENDMENT]


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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners

     As of March 27, 2002, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

                           [TO BE FILED BY AMENDMENT]

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

(d)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BP PRUDHOE BAY ROYALTY TRUST

                                       By:  THE BANK OF NEW YORK, as Trustee


                                       By: /s/ Marie Trimboli
                                          ----------------------
                                              Marie Trimboli
                                              Assistant Vice President

March 29, 2002

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

------------

     * Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-10243).