Form 10-K/A
period 2001-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2002-04-12
CIK 850033

THE FOLLOWING ITEMS WERE THE SUBJECT OF A
                                            FORM 12b-25 AND ARE INCLUDED HEREIN:
                             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

     BP PRUDHOE BAY ROYALTY TRUST (THE "REGISTRANT") HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 AS FOLLOWS:

     1. BY INSERTING THE FOLLOWING ITEM 8 IN PART II THEREOF:


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report..................................................2

Statements of Assets, Liabilities and Trust Corpus
  As of December 31, 2001 and 2000............................................3

Statement of Cash Earnings and Distributions for the years ended
December 31, 2001, 2000 and 1999..............................................4

Statements of Changes in Trust Corpus for the years ended
December 31 2001, 2000 and 1999...............................................5

Notes to Financial Statements.................................................6

                          INDEPENDENT AUDITORS' REPORT

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2001 and 2000, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2001 and 2000, and its cash earnings and distributions and its changes in trust corpus for each of the years in the three-year period ended December 31, 2001, on the basis of accounting described in note 2.


                                            /s/KPMG LLP




New York, New York
March 28, 2002

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
         Prepared on a modified basis of cash receipts and disbursements

                           December 31, 2001 and 2000
                        (In thousands, except unit data)



                                                        2001             2000
                                                        ----             ----
         ASSETS

Royalty Interest, net (notes 1,2 and 3)              $  18,077           20,085
Cash equivalents (note 2)                                1,009            1,048
                                                     ---------        ---------

Total assets                                         $  19,086           21,133
                                                     =========        =========

         LIABILITIES AND TRUST CORPUS

Accrued expenses                                     $     522              464
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                    18,564           20,669
                                                     ---------        ---------

Total liabilities and Trust Corpus                   $  19,086           21,133
                                                     =========        =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions
         Prepared on a modified basis of cash receipts and disbursements

              For the Years Ended December 31, 2001, 2000 and 1999
                        (In thousands, except unit data)





                                                         2001              2000             1999
                                                         ----              ----             ----

Royalty revenues                                   $      59,934            65,026            13,443

Interest Income                                               70                92                60


     Less: Trust administrative expenses                    (724)             (732)             (798)

           Expense reserve                                     -              (500)             (500)
                                                   -------------     -------------     -------------


Cash earnings                                      $      59,280            63,886            12,205
                                                   =============     =============     =============

Cash distributions                                 $      59,319            63,838            12,205
                                                   =============     =============     =============

Cash distributions per unit                        $       2.772             2.983             0.570
                                                   =============     =============     =============

Units outstanding                                     21,400,000        21,400,000        21,400,000
                                                   =============     =============     =============



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
         Prepared on a modified basis of cash receipts and disbursements

              For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)






                                                 2001            2000            1999
                                                 ----            ----            ----

Trust Corpus at beginning of year            $   20,669          22,626          25,008
Cash earnings                                    59,280          63,886          12,205
Increase in cash reserve                              -             500             487
Decrease (increase) in accrued expenses             (58)              6            (367)
Cash distributions                              (59,319)        (63,838)        (12,205)
Amortization of Royalty Interest                 (2,008)         (2,511)         (2,502)
                                             ----------      ----------      ----------


Trust Corpus at end of year                  $   18,564          20,669          22,626
                                             ==========      ==========      ==========



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
         Prepared on a modified basis of cash receipts and disbursements

                        December 31, 2001, 2000 and 1999

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

     In 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement. The Company retained all rights, obligations, and liabilities associated with the Trust. This transaction is not expected to have a material effect on the Turst's operation.

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

                          BP PRUDHOE BAY ROYALTY TRUST

(1), Continued

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

     (c) Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proves reserves attributable to the Trust at the beginning of the fiscal year (approximately 94,000,000, 0 and 65,000,000 barrels of estimated proved reserves were used to calculated the amortization of the Royalty Interest for the years ended December 31, 2001, 2000 and 1999 respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2001, 2000 and 1999 was $0.37, $0.47 and $0.47
          respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see note 3).

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.

     As of December 31, 2001 and 2000, cash equivalents consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills are reinvested.

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

(3)  ROYALTY INTEREST

     The Royalty Interest is comprised of the following at December 31, 2001 and 2000 (in thousands):

                                                 2001                   2000
                                                 ----                   ----

          Royalty Interest                   $  535,000                535,000
          Less: Accumulated amortization       (343,405)              (341,397)
                Impairment write-down          (173,518)              (173,518)
                                             ----------             ----------
                                             $   18,077                 20,085
                                             ==========             ==========


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

                          BP PRUDHOE BAY ROYALTY TRUST

(5)  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     A summary of selected quarterly financial information for the years ended December 31, 2001 and 2000 is as follows (in thousands, except unit data):


                                          1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                          -----------       -----------      -----------       -----------
     2001
          Royalty revenues                $  19,932            14,418           13,269            12,315
          Interest income                        19                17               23                11
          Trust administrative expenses        (158)             (253)            (269)              (44)
                                          ---------         ---------        ---------         ---------
          Cash earnings                      19,793            14,182           13,023            12,282
          Cash distributions                 19,777            14,167           13,096            12,279
          Cash distributions per unit         0.924             0.662            0.612             0.574

     2000
          Royalty revenues                $  12,105            16,841           16,425            19,655
          Interest income                         -                16               11                65
          Trust administrative expenses        (164)             (274)            (232)              (62)
          Expenses reserve                     (250)             (250)               -                 -
                                          ---------         ---------        ---------         ---------
          Cash earnings                      11,691            16,333           16,204            19,658
          Cash distributions                 11,691            16,333           16,204            19,610
          Cash distributions per unit         0.546             0.763            0.757             0.917

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

     There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 2001 ($19.78 per barrel), December 31, 2000 ($26.83 per barrel), and December 31, 1999 ($25.60 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

                          BP PRUDHOE BAY ROYALTY TRUST

(6), Continued

     In  addition  to   production   estimates  and  prices,   reserve   volumes
     attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 2006, if additions to the Field's proved reserves from January 1, 1988 (after certain adjustments) do not meet certain specified levels, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year. Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time. Accordingly, in estimating the reserve volumes attributable to the Trust, Chargeable Costs were reduced by the maximum amount in years subsequent to 1998, after considering the amount of reserves that have been added to the Field's proved reserves from January 1, 1988.

     Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2001, 2000 and 1999 based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 2001, 2000, and 1999 and a reduction in Chargeable Costs in years subsequent to 1998, were estimated to be 43, 91 and 94 million barrels, respectively (of which 43, 84, and 89 million barrels, respectively, are proved developed).

     The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2001, 2000, and 1999 the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $19.78, $26.83, and $25.60, respectively, were as follows (in thousands):

                                          December 31,     December 31,     December 31,
                                             2001             2000             1999
                                             ----             ----             ----

          Future net cash flows          $   64,584          520,980          522,231
          10% annual discount for
            estimated timing of
            cash flows                      (17,543)        (214,733)        (217,504)
                                         ----------       ----------       ----------

          Standardized measure of
            discounted future net
            cash flow relating to
            proved reserves (a)          $   47,041          306,247          304,727
                                         ==========       ==========       ==========

                          BP PRUDHOE BAY ROYALTY TRUST

(6), Continued

     (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1998, would be $47,041,000, $306,247,000, and
          $304,727,000  at December 31, 2001, 2000 and 1999,  respectively.  The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                    2001             2000             1999
                                                    ----             ----             ----
          Revisions of prior estimates:
            Reserve volumes                    $     47,566            2,913           330,031
            WTI price                              (314,380)          80,047                 -
            Chargeable costs - inflation            (24,397)         (26,302)                -
            Production taxes                         47,995          (10,571)                -
            Other                                       956           (2,187)                2
                                               ------------     ------------      ------------
                                                   (242,260)          43,900           330,033

            Royalty income received (b)             (44,842)         (72,853)          (25,306)
            Accretion of discount                    27,896           30,473                 -
                                               ------------     ------------      ------------

            Net (decrease) increase
            during the year                    $   (259,206)           1,520           304,727
                                               ============     ============      ============

     (b)  Royalty  income   received  for  2001,  2000  and  1999  includes  the
          following:
          Period October 1, 2001 through December 31, 2001                $4,840
          Period October 1, 2000 through December 31, 2000               $19,932
          Period October 1, 1999 through December 31, 1999               $12,105

          The above royalty income was received by the Trust in January 2002, 2001 and 2000, respectively.

     The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

          Estimated net proved reserves of oil
            and condensate at December 31, 1999                          93,582
          Production                                                     (5,410)
          Reserve estimate revisions                                      2,539
          Change caused by prices/costs                                       -
                                                                       --------

          Estimated net proved reserves of oil
            and condensate at December 31, 2000                          90,711
          Production                                                     (5,395)
          Reserve estimate revisions                                      1,055
          Change caused by prices/costs                                 (43,178)
                                                                       --------

          Estimated net proved reserves of oil
            and condensate at December 31, 2001                          43,193
                                                                       ========

          Proved reserves:

            December 31, 1999                                            93,582
                                                                       ========

            December 31, 2000                                            90,711
                                                                       ========

            December 31, 2001                                            43,193
                                                                       ========

     2. BY AMENDING ITEM 14 IN PART III THEREOF TO READ AS FOLLOWS:

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     The following financial statements of the Trust are included in Part II,
Item 8:

     Independent Auditors' Report

     Statements of Assets, Liabilities and Trust Corpus as of December 31, 2001 and 2000

     Statements of Cash Earnings and Distributions for the years ended December 31, 2001, 2000 and 1999

     Statements of Changes in Trust Corpus for the years ended December 31, 2001, 2000 and 1999

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

                                       BP PRUDHOE BAY ROYALTY TRUST

                                       By:  THE BANK OF NEW YORK, as Trustee


                                       By: /s/Ming Shiang
                                          ----------------------
                                              Ming J. Shiang
                                              Vice President

April 11, 2002

     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.