Form 10-Q
period 2002-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2002-05-16
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       13-6943724
---------------------------------                     ------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)


The Bank of New York, 5 Penn Plaza, New York, NY             10001
------------------------------------------------          ----------
   (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code: (212) 896-7201

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As  of  May  15,  2002,   21,400,000  Units  of  Beneficial  Interest  were
outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)



                                                      March 31,
                                                        2002              December 31,
                                                     (Unaudited)              2001
                                                     -----------              ----
         ASSETS

Royalty Interest, net (notes 1, 2 and 3)             $  17,575               18,077
Cash and Cash equivalents                                1,020                1,009
                                                     ---------            ---------

Total assets                                         $  18,595               19,086
                                                     =========            =========

         LIABILITIES AND TRUST CORPUS

Accrued expenses                                     $     605                  522
Trust Corpus (40,000,000 units of beneficial
    interest authorized, 21,400,000 units issued
    and outstanding)                                    17,991               18,564
                                                     ---------            ---------

Total liabilities and Trust Corpus                   $  18,595               19,086
                                                     =========            =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions
        (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)

                                   (Unaudited)

                                                    Three months ended
                                                        March 31,
                                                  2002             2001
                                                  ----             ----

Royalty revenues                              $     4,841          19,932

Interest Income                                         7              19

     Less:   Trust administrative expenses           (216)           (158)
                                              -----------     -----------

Cash earnings                                 $     4,632          19,793
                                              ===========     ===========

Cash distributions                            $     4,621          19,777
                                              ============    ===========

Cash distributions per unit                   $    0.2159          0.9242
                                              ===========     ===========

Units outstanding                              21,400,000      21,400,000
                                              ===========     ===========


See accompanying notes to financial statements.


                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                                 (In thousands)

                                   (Unaudited)


                                                   Three months ended
                                                       March 31,
                                                 2002               2001
                                                 ----               ----

Trust Corpus at beginning of period        $    18,564             20,669
Cash earnings                                    4,632             19,793
(Increase) in accrued expenses                     (82)               (92)
Cash distributions                              (4,621)           (19,777)
Amortization of Royalty Interest                  (502)              (502)
                                           -----------        -----------

Trust Corpus at end of period              $    17,991             20,091
                                           ===========        ===========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a modified basis of cash receipts and disbursements)

                                 March 31, 2002
                                   (Unaudited)

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

                          BP PRUDHOE BAY ROYALTY TRUST

                                   (Unaudited)
(1), Continued

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

          (c) Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2002 and 2001 was $0.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets." If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

          While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 2002 and December 31, 2001 and the modified cash earnings and distributions and changes in Trust corpus for the three month periods ended March 31, 2002 and 2001. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

          As of March 31, 2002 and December 31, 2001, cash equivalents consist of US treasury bills with an initial term of less than three months. All interest income earned on the treasury bills is reinvested.

                          BP PRUDHOE BAY ROYALTY TRUST

        (Prepared on a modified basis of cash receipts and disbursements)

                                   (Unaudited)
(2), Continued

          Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

          The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 2001 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.


(3)  ROYALTY INTEREST

          The Royalty Interest is comprised of the following at March 31, 2002 and December 31, 2001 (in thousands):

                                              March 31,           December 31,
                                                2002                  2001
                                                ----                  ----

          Royalty Interest                   $ 535,000                535,000
          Less:  Accumulated amortization     (393,907)              (343,405)
          Impairment write-down               (173,518)              (173,518)
                                             ---------              ---------
                                             $  17,575                 18,077
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

Cautionary Statement
--------------------

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

Liquidity and Capital Resources
-------------------------------

     The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Annual Report") for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in Part I, Item 1 of the Annual Report.

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

Results of Operations
---------------------

     Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2002 and 2001 are attributable to the Company's operations during the quarters ended December 31, 2001 and 2000, respectively.

     The following table shows the factors employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2002 and 2001 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

                                          Quarter ended December 31,
                                -----------------------------------------
                                        2001                   2000
                                ------------------    -------------------

     Average WTI Price                      $20.41                 $31.98
     Chargeable Costs             $10.75                 10.00
     Cost Adjustment Factor     x 1.3660              x 1.3406
                                --------              --------

     Adjusted Chargeable Costs     14.68                 13.41
     Production Taxes               2.17                  3.92
                                --------              --------
                                             16.85                  17.33
                                            ------                 ------
     Per Barrel Royalty                     $ 3.56                 $14.66
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

Quarter Ended March 31, 2002 Compared to
Quarter Ended March 31, 2001
----------------------------

     The Trust's royalty revenues received in the quarter ended March 31, 2002 were $4,840,414 as compared to $19,931,908 for the same period a year ago, a decrease of 76%. This was due to a decrease in the Per Barrel Royalty as a result of a decrease in the Average WTI Price to $20.41 for the quarter ended December 31, 2001 as compared to $31.98 for the same period a year ago. Total deductions from the Average WTI Price (consisting of Adjusted Chargeable Costs and Production Taxes) for the quarter decreased by $0.48 (approximately 3% percent) to $16.85 from $17.33 attributable to the same period in 2000. The $0.48 decrease was due to a decrease of $1.75 in Production Taxes from the same period a year ago, which was partially offset by a $1.27 increase in Adjusted Chargeable Costs. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

     The Trust's cash distribution in the quarter ended March 31, 2002 was approximately $0.22 per unit as compared $0.92 for the same period a year ago, a decrease of 76%, as a result of the factors described above.

     Trust administrative expenses paid during quarter ended March 31, 2002 increased 37% compared to the same period in 2000, principally due to increased costs and timing differences in payments.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5. OTHER INFORMATION.

     On April 15, 2002 the Trust received a cash distribution of $5,205,512 from the Company with respect to the quarter ended March 31, 2002 and, after deducting expenses of $297,912, on April 25, 2002 distributed $4,931,137, or approximately $0.2304 per Unit, to Unit holders of record.

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


     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BP PRUDHOE BAY ROYALTY TRUST

                                            By:  THE BANK OF NEW YORK,
                                                   as Trustee


                                            By: /s/ Ming Shiang
                                                ----------------------
                                                    Ming Shiang
                                                    Vice President


Date: April 15, 2002


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