Form 10-Q
period 2002-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2002-09-06
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                               13-6943724
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

The Bank of New York, 101 Barclay Street, New York, NY             10286
------------------------------------------------------           ----------
      (Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 815-6908

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of September 5, 2002, 21,400,000 Units of Beneficial Interest were outstanding.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                          BP PRUDHOE BAY ROYALTY TRUST

               Statements of Assets, Liabilities and Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                                 (In thousands)



                                                   June 30,
                                                     2002        December 31,
                                                 (Unaudited)         2001
                                                 -----------         ----
         ASSETS

Royalty Interest                                  $  17,073         18,077
Cash equivalents (cash reserve)                       1,001          1,009
                                                  ---------      ---------

Total assets                                      $  18,074         19,086
                                                  =========      =========

         LIABILITIES AND TRUST CORPUS

Accrued expenses                                  $     437            522
Trust corpus (40,000,000 units of beneficial
interest authorized, 21,400,000 units issued
and outstanding)                                     17,637         18,564
                                                  ---------      ---------

Total liabilities and trust corpus                $  18,074         19,086
                                                  =========      =========


See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions
        (Prepared on a modified basis of cash receipts and disbursements)


                        (In thousands, except unit data)

                                   (Unaudited)


                                              Three Months Ended                     Six Months Ended
                                                   June 30,                              June 30,
                                           ------------------------               ------------------------
                                           2002                2001               2002                2001
                                           ----                ----               ----                ----

Royalty revenues                       $    5,205              14,418             10,046              34,350
Interest income                                 5                  17                 12                  36

Less: Trust administrative expenses          (298)               (253)              (514)               (411)
                                       ----------          ----------         ----------          ----------

Cash earnings                          $    4,912              14,182              9,544              33,975
                                       ==========          ==========         ==========          ==========

Cash distributions                     $    4,931              14,167              9,552              33,944
                                       ==========          ==========         ==========          ==========

Cash distributions per unit            $   0.2304              0.6620             0.4463              1.5862
                                       ==========          ==========         ==========          ==========

Units outstanding                      21,400,000          21,400,000         21,400,000          21,400,000
                                       ==========          ==========         ==========         ===========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)


                                 (In thousands)

                                   (Unaudited)



                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                                -----------------------               ------------------------
                                                2002               2001               2002                2001
                                                ----               ----               ----                ----

Trust corpus at beginning of period      $    17,991              20,091             18,564             20,669
Cash earnings                                  4,912              14,182              9,544             33,975
(Increase) decrease in accrued expenses          167                 (19)                85               (111)
Cash distributions                            (4,913)            (14,167)            (9,552)           (33,944)
Amortization of royalty interest                (502)               (502)            (1,004)            (1,004)
                                         -----------         -----------        -----------        -----------

Trust corpus at end of period            $    17,637              19,585             17,637             19,585
                                         ===========         ===========        ===========        ===========







See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a modified basis of cash receipts and disbursements)

                                  June 30, 2002
                                   (Unaudited)

1.   FORMATION OF THE TRUST AND ORGANIZATION

     BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (the "Trustee") and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of British Petroleum Company p.l.c. ("BP"). The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

     On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the "Royalty Interest") to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the "Per Barrel Royalty") of 16.4246% of the lesser of
     (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter, or (b) the average actual daily net production of oil and condensate per quarter, from the Company's working interest in the Prudhoe Bay Field located on the North Slope of Alaska (the "Field") as of February 28, 1989. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of the Company of its payment obligations with respect to the Royalty Interest.

     In 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Field pursuant to the Prudhoe Bay Unit Alignment Agreement. The Company retained all rights, obligations and liabilities associated with the Trust. This transaction is not expected to have a material effect on the Trust's operation.

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

     The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit Holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate upon the first to occur of the following events:

     a. On or prior to December 31, 2010: upon a vote of Trust Unit holders of not less than 70% of the outstanding Trust Units.

     b. After December 31, 2010: (i) upon a vote of Trust Unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

     In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which the Trustee considers sufficient to pay approximately one year's current and expected liabilities and expenses of the Trust.

2.   BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis
     and  reflect  the  Trust's  assets,  liabilities,   Corpus,  earnings,  and
     distributions, as follows:

     a. Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

     b. Trust expenses (which include accounting, engineering, legal, and other professional fees, Trustee's fees, and out-of-pocket expenses) are recorded on an accrual basis.

     c. Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2002 and 2001 was $0.3723. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets." If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 2002 and December 31, 2001 and the modified cash earnings and distributions and changes in Trust corpus for the three and six month periods ended, June 30, 2002 and 2001. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

     As of June 30, 2002 and December 31, 2001, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

     Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

     The financial statements should be read in conjunction with the financial statements and related notes in the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

3.   ROYALTY INTEREST

     The Royalty Interest is comprised of the following at June 30, 2002 and December 31, 2001 (in thousands):

                                             June 30,            December 31,
                                              2002                   2001
                                              ----                   ----

     Royalty interest                   $   535,000                535,000
     Less:  Accumulated amortization       (344,409)              (343,405)
            Impairment write-down          (173,518)              (173,518)
                                        -----------            -----------

                                        $    17,073                 18,077
                                        ===========            ===========

4.   INCOME TAXES

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

The Trustee has established a cash reserve of $1,000,000 to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. This amount is equal to approximately one year's expected liabilities and expenses of the Trust. Amounts set aside for the cash reserve are invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep the cash reserve in place until termination of the Trust.

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

Results of Operations
---------------------

Royalty revenues are generally received on fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred (the "Quarterly Record Date"). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 2002 and 2001 are attributable to the Company's operations during the quarters ended March 31, 2002 and 2001, respectively.

The following table shows the factors for the quarters ended March 31, 2002 and 2001 which wereemployed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 31, 2002 and 2001 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.


                                                    Quarter ended March 31,
                                    -----------------------------------------------------
                                             2002                             2001
                                    --------------------             --------------------
     Average WTI Price                            $21.67                           $28.83
     Chargeable Costs               $11.25                           $10.75
     Cost Adjustment Factor         1.3691                           1.3537
     Adjusted Chargeable Costs      $15.40                           $14.55
     Production Taxes               $ 2.36                           $ 3.44
                                    ------                           ------
                                                  $17.76                           $17.99
     Per Barrel Royalty                           $ 3.91                           $10.84
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

Quarter Ended June 30, 2002 Compared to
Quarter Ended June 30, 2001
---------------------------------------

The Trust received royalty revenues of $5,205,512 in the quarter ended June 30, 2002, compared to $14,417,630 received in the quarter ended June 30, 2001, due to a 63.9% decrease in the Per Barrel Royalty with respect to the quarter ended March 31, 2002 from that for the quarter ended March 31, 2001 as shown in the table above. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report. A 24.8% decrease in the Average WTI Price in effect during the first quarter of 2002 from that in effect during the first quarter of 2001 was slightly mitigated by a 1.3% decrease in the total of Adjusted Chargeable Costs and Production Taxes. Although Adjusted Chargeable Costs increased $0.85 in the first quarter of 2002 from the comparable quarter of 2001, Production Taxes decreased $1.08.

Six Months Ended June 30, 2002 Compared to
Six Months Ended June 30, 2001
------------------------------------------

The Trust's royalty revenues of $10,045,925 for the six months ended June 30, 2002 were 70.8% below its revenues of $34,349,538 for the six months ended June 30, 2001, principally due to lower Average WTI Prices during the quarters ended March 31, 2002 and December 31, 2001 ($21.67 and $20.41) than during the two quarters ended March 31, 2001 and December 31, 2000 ($28.83 and $31.98). Cash distributions, which decreased 71.9% from period to period, also were affected by an increase in Chargeable Costs to $11.25 from $10.75 during the first quarter of 2002, although increases in Adjusted Chargeable Costs were mitigated by decreases in Production Taxes.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

On June 15, 2002 the Trust received a cash distribution of $10,314,078 from the Company with respect to the quarter ended March 31, 2002 and, after deducting expenses of $130,287, on July 25, 2002 distributed $10,184,771, or approximately $0.4759 per Unit, to Unit holders of record.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     --------

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

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BP PRUDHOE BAY ROYALTY TRUST

                                                By:  THE BANK OF NEW YORK,
                                                       as Trustee


                                                By: /s/ Marie E. Trimboli
                                                    ------------------------
                                                        Marie E. Trimboli
                                                        Assistant Vice President


Date: September 6, 2002


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