Form 10-Q
period 2002-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2002-11-19
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

Commission file number 1-10243

          BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

                                          Delaware

   13-6943724

(State or Other Jurisdiction of Incorporation or Organization)

(I.R.S. Employer

Identification No.)

The Bank of New York, 101 Barclay Street, New York, NY

   10286

(Address of Principal Executive Offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (212) 815-6908

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

As of November 5, 2002, 21,400,000 Units of Beneficial Interest were outstanding.

#

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BP PRUDHOE BAY ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2002 (Unaudited)	December 31, 2001
Assets

Royalty Interest, net	$ 16,571	$ 18,077
Cash equivalents (cash reserve)	1,006	1,009

Total assets	$ 17,577	$ 19,086

Liabilities and Trust Corpus

Accrued expenses	$ 485	$ 522
Trust Corpus (40,000,000 units of beneficial
interest authorized, 21,400,000 units issued
and outstanding)	$ 17,092	$ 18,564

Total liabilities and Trust Corpus	$ 17,577	$ 19,086

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Royalty revenues Interest income	$ 10,314 6	$ 13,269 23	$ 20,360 18	$ 47,618 60
Less: Trust administrative expenses	(130)	(269)	(644)	(680)
Cash earnings	$ 10,190	$ 13,023	$ 19,734	$ 46,998
Cash distributions	$ 10,185	$ 13,096	$ 19,737	$ 47,040
Cash distributions per unit	$ 0.4759	$ 0.6120	$ 0.9223	$ 2.1981
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Trust Corpus at beginning of period	$ 17,637	$ 19,585	$ 18,564	$ 20,669
Cash earnings	$ 10,190	$ 13,023	$ 19,734	$ 46,998
(Increase) decrease in accrued expenses	(48)	225	37	114
Cash distributions	(10,185)	(13,096)	(19,737)	(47,040)
Authorization of Royalty Interest	(502)	(502)	(1,506)	(1,506)
Trust Corpus at end of period	$ 17,092	$ 19,235	$ 17,092	$ 19,235

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2002

(Unaudited)

1.  Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (the “Company”), The Bank of New York (The “Trustee”) and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of the British Petroleum Company p.l.c. (“BP”).

In 2000, the Company and certain other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement.  The Company retained all rights, obligations, and liabilities associated with the Trust.  This transaction is not expected to have a material effect on the Trust’s operation.

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust.  The Trust was formed for the sole purpose of owning and administering the Royalty Interest.  The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company’s working interest in the Prudhoe Bay Field (the “Field”) as of February 28, 1989, located on the North Slope of Alaska.  Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter.  BP has guaranteed the performance of the Company of its payment obligations with respect to the Royalty Interest.

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

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence).  For years subsequent to 2006, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field’s proved reserves do not meet certain specific levels.

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

In order to ensure the Trust has the ability to pay future expenses, the Trust established a cash reserve account which management believes is sufficient to pay approximately one year’s current and expected liabilities and expenses of the Trust.

2.  Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:

a.

Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.

Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.

Amortization of the Royalty Interest is calculated using the units of production method.  Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings.  The daily rate for amortization per net equivalent barrel of oil for the nine months ended, September 30, 2002 and 2001 was $.3732. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.  The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of September 30, 2002 and December 31, 2001, and the modified cash earnings and distributions and changes in Trust corpus for the three and nine-month periods ended, September 30, 2002 and 2001.  The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

As of September 30, 2002 and December 31, 2001, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared.  Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The financial statements should be read in conjunction with the financial statements and related notes in the Trusts 2001 Annual Report on Form 10-K.  The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

3.  Royalty Interest

The Royalty Interest is comprised of the following at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
Royalty Interest Less: Accumulated amortization Impairment write-down	$ 535,000 (344,911) (173,518)	$ 535,000 (343,405) (173,518)
	$ 16,571	$ 18,077

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

If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit holders would be treated as shareholders, and distributions to Trust Unit holders would not be deductible in computing the Trust’s tax liability as an association.

Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

The Trustee, its officers or its agents on behalf of the Trustee may, from time to time, make forward-looking statements (other than statements of historical fact). When used herein, the words “anticipates,” “expects,” “believes,” “intends” or “projects” and similar expressions are intended to identify forward-looking statements.  To the extent that any forward-looking statements are made, the Trustee is unable to predict future changes in oil prices, oil production levels, economic activity, legislation and regulation, and certain changes in expenses of the Trust.  In addition, the Trust’s future results of operations and other forward looking statements contained in this item and elsewhere in this report involve a number of risks and uncertainties. As a result of variations in such factors, actual results may differ materially from any forward looking statements. Some of these factors are described below. The Trustee disclaims any obligation to update forward looking statements and all such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Liquidity and Capital Resources

The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust.  Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time.  See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT - Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the “Annual Report”) for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement.  See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.

The Trustee has established a cash reserve of $1,000,000 to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. This amount is equal to approximately one year’s expected liabilities and expenses of the Trust.  Amounts set aside for the cash reserve are invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep the cash reserve in place until termination of the Trust.

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

Results of Operations

Royalty revenues are generally received on fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”).  The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received.  For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 2002 and 2001 are attributable to the Company’s operations during the quarters ended June 30, 2002 and 2001, respectively.

The following table shows the factors for the quarters ended June 30, 2002 and 2001 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 2002 and 2001 (see Note 1 of Notes to Financial Statements in Part I, Item 1).  The information in the table has been furnished by the Company.

	Quarter ended June 30,
	2002		2001
Average WTI Price		$26.28		$27.92
Chargeable Costs	$11.25		$10.75
Cost Adjustment Factor	1.3845		1.3683
Adjusted Chargeable Costs	$15.58		$14.71
Production Taxes	$ 3.04		$ 3.29
		$18.62		$18.00
Per Barrel Royalty		$ 7.66		$ 9.92

As long as the Company’s average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2009, the only factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust.

Quarter Ended September 30, 2002 Compared to

Quarter Ended September 30, 2001

The Trust received royalty revenues of $10,314,000 in the quarter ended September 30, 2002, compared to $13,269,000 received in the quarter ended September 30, 2001, due to a 22.8% decrease in the Per Barrel Royalty with respect to the quarter ended June 30, 2002 from that for the quarter ended June 30, 2001 as shown in the table above. See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty in the Annual Report. A 5.9% decrease in the Average WTI Price in effect during the second quarter of 2002 from that in effect during the second quarter of 2001, and a 5.9% increase in the Adjusted Chargeable Costs in effect during the second quarter of 2002 from that in effect during the second quarter of 2001 were somewhat mitigated by a 7.6% decrease in Production Taxes.

Nine Months Ended September 30, 2002 Compared to

Nine Months Ended September 30, 2001

The Trust’s royalty revenues of $20,360,000 for the nine months ended September 30, 2002 were 57.2% below its revenues of $47,618,000 for the nine months ended September 30, 2001, principally due to lower Average WTI Prices during the quarters ended March 31, 2002, December 31, 2001 ($21.67 and $20.41) than during the two quarters ended March 31, 2001 and December 31, 2000 ($28.83 and $31.98).  Cash distributions, which decreased 22.2% from period to period, also were affected by an increase in Chargeable Costs to $11.25 from $10.75 during the first quarter of 2002, although increases in Adjusted Chargeable Costs were mitigated by decreases in Production Taxes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

See discussion above under Item 2.  Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures.

Within 90 days prior to the date of this report (the “Evaluation Date”) the officer of the Trustee signing this report carried out an evaluation of the effectiveness of the design and operation of the Trustee’s disclosure controls and procedures for the Trust pursuant to Exchange Act Rule 13a-14. Based on the foregoing that officer concluded that the disclosure controls and procedures for the Trust are effective in timely alerting the responsible officers of the Trustee to material information relating to the Trust required to be included in the Trust’s Exchange Act reports. There have been no significant changes in the Trustee’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Trustee carried out its evaluation.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On October 21, 2002 the Trust received a cash distribution of $12,700,998 from the Company with respect to the quarter ended September 30, 2002 and, after deducting expenses of $202,944, on October 21, 2002 distributed $12,508,563, or approximately $0.5845 per Unit, to Unit holders of record.

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

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:

THE BANK OF NEW YORK,
as Trustee

By:  /s/ Marie E. Trimboli

Marie E. Trimboli

Assistant Vice President

Date: November 19, 2002

The registrant is a trust and has no officers or persons performing similar functions.  No additional signatures are available and none have been provided.

CERTIFICATIONS

I, Marie E. Trimboli, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of BP Prudhoe Bay Royalty Trust, for which The Bank of New York acts as Trustee;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, cash earnings and distributions and changes in trust corpus of the registrant as of and for the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

a)

designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.

I have disclosed, based on my most recent evaluation, to the registrant’s auditors:

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves persons who have a significant role in the registrant’s internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by BP Exploration (Alaska) Inc.

Date: November 19, 2002

  /s/ Marie E. Trimboli

Marie E. Trimboli

Assistant Vice President

The Bank of New York

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

-----------------------------

*

Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).