Form 10-K
period 2002-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2003-03-31
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002

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

   THE BANK OF NEW YORK, TRUSTEE
         101 BARCLAY STREET
         NEW YORK, NEW YORK                                10286
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (212) 815-6908

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class           Name of Each Exchange on Which Registered
   UNITS OF BENEFICIAL INTEREST                NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 27, 2003, 21,400,000 Units of Beneficial Interest were outstanding. The aggregate market value of Units held by nonaffiliates (based on the closing sale price on the New York Stock Exchange) was approximately $120,482,000.

     Documents Incorporated by Reference: None

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1.  BUSINESS...........................................................1
             INTRODUCTION......................................................1
             THE TRUST.........................................................2
             THE ROYALTY INTEREST..............................................7
             THE UNITS........................................................11
             THE BP SUPPORT AGREEMENT.........................................14
             THE PRUDHOE BAY UNIT.............................................14
             INDEPENDENT OIL AND GAS CONSULTANTS' REPORT......................20
             INDUSTRY CONDITIONS AND REGULATIONS..............................25
             CERTAIN TAX CONSIDERATIONS.......................................25
   ITEM 2.  PROPERTIES........................................................28
   ITEM 3.  LEGAL PROCEEDINGS.................................................28
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS...................28

PART II.......................................................................29

   ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS..............29
   ITEM 6.  SELECTED FINANCIAL DATA...........................................29
   ITEM 7.  TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................30
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........32
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................32
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................44

PART III......................................................................44

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................44
   ITEM 11. EXECUTIVE COMPENSATION............................................44
   ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........44
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................44
   ITEM 14. CONTROLS AND PROCEDURES...........................................44

PART IV.......................................................................45

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..45

SIGNATURES....................................................................46

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the "Trust Agreement") among The Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York, as trustee (the "Trustee"), and F. James Hutchinson, co-trustee (The Bank of New York (Delaware), successor co-trustee). The Trustee's corporate trust offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-896-6908. The Company and Standard Oil are wholly owned subsidiaries of BP p.l.c. ("BP").

     Upon creation of the Trust, the Company conveyed to Standard Oil, and Standard Oil, in turn, conveyed to the Trust an overriding royalty interest (the "Royalty Interest"), which entitles the Trust to a royalty on 16.4246 percent of the first 90,000 Barrels* of the average actual daily net production of oil and condensate per quarter from the working interest of the Company as of February 28, 1989 in the Prudhoe Bay Unit located on the North Slope in Alaska (see "THE PRUDHOE BAY UNIT" below). The Royalty Interest is free of any exploration and development expenditures.

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

----------
     * As used in the overriding royalty conveyance and this report, (a) the term "Barrel" is a unit of measure equal to 42 United States gallons corrected to 60 degrees Fahrenheit temperature and with deductionf for sediment and water content, and (b) the term "Stock Tank Barrel" or "STB" refers to a Barrel of stabilized oil or condensate at a temperature of 60 degrees Fahrenheit and sea-level atmospheric pressure (14.7 pounds per square inch absolute).

     The Trustee has no responsibility for the operation of the Prudhoe Bay Unit or authority over the Company, Standard Oil or BP. The information in this report relating to the Prudhoe Bay Unit, the calculation of the royalty payments and certain other matters has been furnished to the Trustee by the Company.

                                    THE TRUST

Duties and Limited Powers of Trustee
------------------------------------

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

     The Trustee has a limited power to borrow on behalf of the Trust on a secured or unsecured basis. Such borrowing may be effected if at any time the amount of cash on hand is not sufficient to pay liabilities of the Trust then due. The Trustee can only borrow from an entity not affiliated with the Trustee. Certain other conditions must also be satisfied, including, that the Trustee must determine that it is not practical to pay such liabilities in a subsequent quarter out of funds anticipated to be available and the Trust Estate is subject to the risk of loss or diminution in value. The borrowing must be effected pursuant to terms which (in the opinion of an investment banking firm or commercial banking firm) are commercially reasonable when compared to other available alternatives and the Trustee must receive an unqualified written opinion of counsel to the effect that such borrowing will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes unless the Trustee is unable to obtain such opinion and determines that the failure to effect such borrowing will be materially detrimental to the Unit Holders considered as a whole. To secure payment of borrowings by the Trust, the Trustee is authorized to mortgage, pledge, grant security interests in or otherwise encumber the Trust Estate or any portion thereof (including the Royalty Interest) and to carve out and convey production payments. The borrowing itself and the pledges or other encumbrances to secure borrowings are permitted without a vote of Unit holders. In the event of such borrowings, no further Trust distributions may be made until the indebtedness created by such borrowings has been paid in full.

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

     The Trustee may also sell the Trust Estate, or a portion thereof, for cash if such sale is effected in order to provide for the payment of specific liabilities of the Trust then due, cash on hand is insufficient and the Trustee is unable to effect a borrowing by the Trust. The Trustee must also determine that the failure to pay such liabilities at a later date will be contrary to the best interest of the holders of Units and that it is not practicable to submit the sale to a vote of the Unit holders. The sale must be effected at a price which (in the opinion of an investment banking firm or commercial banking firm) is at least equal to the fair market value of the interest sold and is effected pursuant to commercially reasonable terms when compared to other available alternatives. The Trustee must receive an unqualified written opinion of counsel to the effect that the sale will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes unless the Trustee is unable to obtain such opinion and determines that the failure to effect such sale will be materially detrimental to the Unit Holders considered as a whole. Finally, the Trustee may sell the Trust Estate upon termination of the Trust.

     Any sale of Trust properties must be for cash unless otherwise authorized by the holders of Units. The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after establishing reserves for liabilities of the Trust.

         Except in certain circumstances, the Trustee is entitled to be indemnified out of the assets of the Trust for any liability, expense, claim, damage or other loss incurred by it in the performance of its duties unless such loss results from its negligence, bad faith or fraud or from its expenses in carrying out such duties exceeding the compensation and reimbursement it is entitled to under the Trust Agreement.

Employees
---------

     The Trust has no employees. All administrative functions of the Trust are performed by the Trustee.

Property of the Trust
---------------------

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

Amendment of the Trust Agreement
--------------------------------

     The Trust Agreement may be amended without a vote of the holders of Units to cure an ambiguity, to correct or supplement any provision of the Trust Agreement that may be inconsistent with any other such provision or to make any other provision with respect to matters arising under the Trust Agreement that do not adversely affect the holders of Units. The Trust Agreement may also be amended with the approval of a majority of the outstanding Units at a meeting of holders of Units. However, no such amendment may alter the relative rights of Unit holders, unless approved by the affirmative vote of holders of 100 percent of the outstanding Units and by the Trustee, or reduce or delay the distributions to the holders of Units or effect certain other changes unless approved by the affirmative vote of holders of at least 80 percent of the outstanding Units and by the Trustee. No amendment will be effective until the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such modification will not adversely affect the classification of the Trust as a "grantor trust" for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.

Resignation or Removal of Trustee
---------------------------------

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

Liabilities and Contingent Reserves
-----------------------------------

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

Termination of the Trust
------------------------

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

Voting Rights of Holders of Units
---------------------------------

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

Royalty Production
------------------

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

Per Barrel Royalty
------------------

     The "Per Barrel Royalty" in effect for any day is an amount equal to the WTI Price for such day less the sum of (i) the product of the Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. Based on the WTI Price on December 31, 2002, current Production Taxes and Chargeable Costs adjusted in accordance with the Conveyance, the Company estimates that Per Barrel Royalty payments will continue through the year 2018.

WTI Price
---------

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

Chargeable Costs
----------------

     The "Chargeable Costs" per Barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company's actual costs of production. Chargeable Costs per Barrel for the five calendar years ended December 31, 2002 were: $9.30 during 1998; $9.80 during 1999; $10.00 during 2000; $10.75 during 2001; and $11.25 during
2002. Chargeable Costs for the calendar year ending December 31, 2003 and subsequent years are shown in the following table:

        For the          Chargeable        For the         Chargeable
      Year Ending         Costs Per     Year Ending         Costs Per
      December 31          Barrel       December 31           Barrel
      -----------          ------       -----------           ------
         2003             $ 11.75           2012            $ 16.70
         2004               12.00           2013              16.80
         2005               12.25           2014              16.90
         2006               12.50           2015              17.00
         2007               12.75           2016              17.10
         2008               13.00           2017              17.20
         2009               13.25           2018              20.00
         2010               14.50           2019              23.75
         2011               16.60           2020              26.50

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

     As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

                                      Additions to Proved Reserves
      Year Ended                      ----------------------------
     December 31                    Annual               Cumulative
     -----------                    ------               ----------

                                             (Million STB)
        1988                          42.3                  42.3
        1989                          45.5                  87.8
        1990                          24.0                 111.8
        1991                         115.8                 227.6
        1992                         144.3                 371.9
        1993                         206.2                 578.1
        1994                          89.9                 668.0
        1995                          92.2                 760.2
        1996                         (21.0)                739.2
        1997                          (1.5)                737.7
        1998                          (0.5)                737.2
        1999                           0.0                 737.2
        2000                          57.3                 794.5
        2001                          20.5                 815.0
        2002                           0.0                 815.0

     Additional drilling, workovers, facilities modifications, new recovery projects and programs for production enhancement and optimization may mitigate, but not eliminate the recent decline in gross oil and condensate production capacity. However, significant downward revisions of proved reserve estimates could result in a reduction of Chargeable Costs being required as described above in the year 2006 and thereafter.

Cost Adjustment Factor
----------------------

     The "Cost Adjustment Factor" is the ratio of (i) the Consumer Price Index published for the most recently past February, May, August or November, as the case may be, to (ii) 121.1 (the Consumer Price Index for January 1989), except that (a) if for any calendar quarter the average WTI Price is $18.00 or less, then the Cost Adjustment Factor for that quarter will be the Cost Adjustment Factor for the immediately preceding quarter, and (b) the Cost Adjustment Factor for any calendar quarter in which the average WTI Price exceeds $18.00, after a calendar quarter during which the average WTI Price is equal to or less than $ 18.00, and for each following calendar quarter in which the average WTI Price is greater than $18.00, will be the product of (x) the Cost Adjustment Factor for the most recently past calendar quarter in which the average WTI Price is equal to or less than $18.00 and (y) a fraction, the numerator of which will be the

Consumer Price Index published for the most recently past February, May, August or November, as the case may be, and the denominator of which will be the Consumer Price Index published for the most recently past February, May, August or November during a quarter in which the average WTI Price is equal to or less than $18.00. The "Consumer Price Index" is the U.S. Consumer Price Index, all items and all urban consumers, U.S. city average, 1982-84 equals 100, as first published, without seasonal adjustment, by the Bureau of Labor Statistics, Department of Labor, without regard to subsequent revisions or corrections.

Production Taxes
----------------

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

                                                    Cost            Adjusted
                    Average WTI      Chargeable  Adjustment        Chargeable      Production      Per Barrel
                      Price           Costs        Factor            Costs           Taxes           Royalty
                      -----           -----        ------            -----           -----           -------

1998:
 1st Qtr             $15.96          $ 9.30         1.280            $11.90          $1.56           $ 2.49
 2nd Qtr              14.58            9.30         1.280             11.90           1.36             1.32
 3rd Qtr              14.15            9.30         1.280             11.90           1.29             0.96
 4th Qtr              12.80            9.30         1.280             11.90           1.10             0.00

1999:
 1st Qtr              13.08            9.80         1.280             12.54           1.13             0.00
 2nd Qtr              17.44            9.80         1.280             12.54           1.79             3.11
 3rd Qtr              21.71            9.80         1.287             12.61           2.42             6.68
 4th Qtr              24.60            9.80         1.296             12.70           2.84             9.05


                                                    Cost            Adjusted
                    Average WTI      Chargeable  Adjustment        Chargeable      Production      Per Barrel
                      Price           Costs        Factor            Costs           Taxes           Royalty
                      -----           -----        ------            -----           -----           -------

2000:
 1st Qtr             $28.86          $10.00         1.307            $13.07          $3.48           $12.31
 2nd Qtr              28.87           10.00         1.319             13.19           3.47            12.21
 3rd Qtr              31.63           10.00         1.330             13.30           3.88            14.45
 4th Qtr              31.98           10.00         1.341             13.41           3.92            14.66

2001:
 1st Qtr              28.83           10.75         1.354             14.55           3.44            10.84
 2nd Qtr              27.92           10.75         1.368             14.71           3.29             9.92
 3rd Qtr              26.82           10.75         1.367             14.69           3.13             9.00
 4th Qtr              20.41           10.75         1.366             14.68           2.17             3.56

2002:
 1st Qtr              21.67           11.25         1.369             15.40           2.36             3.91
 2nd Qtr              26.28           11.25         1.384             15.57           3.04             7.67
 3rd Qtr              28.33           11.25         1.391             15.65           3.34             9.34
 4th Qtr              28.25           11.25         1.396             15.70           3.33             9.22

Potential Conflicts of Interest
-------------------------------

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

Units
-----

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

Distributions of Income
-----------------------

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

Reports to Unit Holders
-----------------------

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

Limited Liability of Unit Holders
---------------------------------

     The Trust Agreement provides that the holders of Units are, to the full extent permitted by Delaware law, entitled to the same limitation of personal liability extended to stockholders of private corporations for profit under Delaware law.

Possible Divestiture of Units
-----------------------------

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

Issuance of Additional Units
----------------------------

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

     BP will be released from its obligation under the Support Agreement upon the sale or transfer of all or substantially all of the Company's working interest in the Prudhoe Bay Unit if the transferee agrees to assume and be bound by BP's obligation under the Support Agreement in a writing reasonably satisfactory to the Trustee and if the transferee is an entity having a rating assigned to outstanding unsecured, unsupported long term debt from Moody's Investors Service, Inc. of at least A3 or from Standard & Poor's of at least A-or an equivalent rating from at least one nationally-recognized statistical rating organization (after giving effect to the sale or transfer to such entity of all or substantially all of the Company's working interest in the Prudhoe Bay Unit and the assumption by such entity of all of the Company's obligations under the Conveyance and of all BP's obligations under the Support Agreement).

                              THE PRUDHOE BAY UNIT

General
-------

     The Prudhoe Bay field (the "Field") is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 2002, approximately 10.5 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $18.3 billion gross capital spent and a total of about 2,051 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

     Since several oil companies hold acreage within the Field, the Prudhoe Bay Unit was established to optimize Field development. The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to Prudhoe Bay Unit owners. Prior to July 1, 2000, the Company and a subsidiary of the Atlantic Richfield Company were the two Field operators. On July 1, 2000, following the acquisition by BP of Atlantic Richfield Company, the Company assumed sole-operatorship of the field. Other Field owners include affiliates of Exxon Mobil Corporation ("Exxon Mobil"), ConocoPhillips and ChevronTexaco Corporation.

Geology
-------

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

Oil Characteristics
-------------------

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

Prudhoe Bay Unit Operation and Ownership
----------------------------------------

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

     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2002 is summarized in the following table:

                                 Oil Rim Gas Cap

     BP....................................... 26.35% (a)           26.35% (b)
     Exxon Mobil.............................. 36.40                36.40
     ConocoPhillips........................... 36.07                36.07
     Others...................................  1.18                 1.18
                                              ------               ------
         Total................................100.00%              100.00%
                                              ======               ======
---------------

(a) The Trust's share of oil production is computed based on BP's ownership interest on the oil rim area of 50.68 percent as of February 28, 1989. Subsequent decreases in the Company's participation were not allocated to the Subject Leases and have not decreased the Trust's Royalty Interest.

(b) The Trust's share of condensate production is computed based on BP's ownership interest on the oil rim area of 13.84 percent as of February 28, 1989. Subsequent increases in the Company's participation were not allocated to the Subject Leases and have not increased the Trust's Royalty Interest.

Historical Production
---------------------

     Production began on June 19, 1977, with the completion of the Trans Alaska Pipeline System. The pipeline has a capacity of approximately 1.4 million STB of oil per day.

     As of December 31, 2002 there were about 1,111 active producing oil wells, 33 gas reinjection wells, 68 water injection wells and 143 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from 100 to 3,500 STB of oil per day. Currently, the average well production rate is about 375 STB of oil per day.

     The Company's share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Field's production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follows during the periods indicated:

                         Oil                        Condensate
       Year       ------------------           --------------------
      Ended       Total      Subject           Total        Subject
   December 31    Field       Leases           Field         Leases
   -----------    -----       ------           -----         ------
                               (Thousand STB per day)

      1998        442.3        196.1           165.2          20.0
      1999        380.9        170.7           151.5          18.3
      2000        364.0        161.4           146.7          17.8
      2001        324.9        144.1           131.2          15.9
      2002        293.8        130.3           121.5          14.7

Transportation of Prudhoe Bay Oil
---------------------------------

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

Reservoir Management
--------------------

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

Reserve Estimates
-----------------

     The net proved remaining reserves of oil and condensate associated with the Subject Leases is approximately 908.7 million STB as of December 31, 2002. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 Barrels per day until the year 2016. The occurrence of major gas sales could accelerate the time at which the Company's net production would fall below 90,000 Barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2030; however, for the economic conditions and production forecast as of December 31, 2002, it is estimated that royalty payments will cease following the year 2018.

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

     The reserves attributable to the Trust's Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2002 were 85.82 million Barrels of oil and condensate. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 2002 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $653.2 million, with a present value of $388.4 million. The Company's estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

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

     The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

                           Net Proved Reserves
                    ---------------------------------         WTI Price
  December 31       Subject Leases (a)       Trust (b)        Per Barrel
  -----------       ------------------       ---------        ----------
                                 (Million STB)

     1998                1,075.4                0.0            $ 12.05
     1999                1,007.6               93.6              25.60
     2000                  999.6               90.7              26.83
     2001                  961.7               43.2              19.78
     2002                  908.7               85.8              31.23

-------------

(a) Includes proved undeveloped reserves of 109.8 million STB at December 31, 1998; 108 million STB at December 31, 1999; 137.3 million STB at December 31, 2000; 112.5 million STB at December 31, 2001; and 5.5 million STB at December 31, 2002.

(b) Includes proved undeveloped reserves of 4.5 million STB at December 31, 1999; 6.4 million STB at December 31, 2000; and 0.03 million STB at December 31, 2002. No proved undeveloped reserves were attributable to the Trust at December 31, 1998 and December 31, 2001.

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

                   INDEPENDENT OIL AND GAS CONSULTANTS' REPORT

                             MILLER AND LENTS, LTD.
                      INTERNATIONAL OIL AND GAS CONSULTANTS
                              TWENTY-SEVENTH FLOOR
                                 1100 LOUISIANA
                            HOUSTON, TEXAS 77002-5216
                             TELEPHONE 713 651-9455
                              TELEFAX 713 654-9914
                         email: mail@millerandlents.com


                                February 19, 2003


The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street, Floor 21 West
New York, New York 10286

                               Re: Estimates of Proved Reserves, Future
                                   Production Rates, and Future Net Revenues for the BP Prudhoe Bay Royalty Trust
                                   As of December 31, 2002
Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2002. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 11, 2003 addressed to Ms. Marie E. Trimboli of The Bank of New York and signed by Mr. Neil McCleary. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and
(6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.

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

     4. The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2002, of 85.82 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 85.82 million barrels of total Proved Reserves, 85.79 million barrels are Proved Developed Reserves, and 0.03 million barrels are Proved Undeveloped Reserves.

     5. Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2002, production of the Proved Reserves will result in Estimated Future Net Revenues of $653.2 million and Present Value of Estimated Future Net Revenues of $388.4 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

     6.   BP Exploration  (Alaska) Inc. estimated that, as of December 31, 2002,
          815.0 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

     7. The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2016 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.'s net production level.

     8. Based on the West Texas Intermediate Price of $31.23 per barrel on December 31, 2002, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2018 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2030; however, for the economic conditions and production forecast as of December 31, 2002, the Per Barrel Royalty will be zero following the year 2018. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

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

                                       Very truly yours,

                                       MILLER AND LENTS, LTD.


                                       By /s/ William P. Koza           [SEAL]
                                          ------------------------------
                                          William P. Koza
                                          Vice President
WPK/hsd

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

Federal Income Tax
------------------

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

Taxation of Foreign Unit Holders
--------------------------------

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

Sale of Units
-------------

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

Backup Withholding
------------------

     A payor must withhold 31 percent of any reportable payment if the payee fails to furnish his taxpayer identification number ("TIN") to the payor in the required manner or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Unit holders will avoid backup withholding by furnishing their correct TINs to the Trustee in the form required by law.

State Income Taxes
------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2002.

                                                                  Distributions
                                    High              Low           Per Unit
                                    ----              ---           --------
      2001:
      First Quarter                $10.63            $ 8.56          $0.924
      Second Quarter                12.44              8.31           0.662
      Third Quarter                 14.94             10.94           0.611
      Fourth Quarter                15.41             11.50           0.573

      2002:
      First Quarter                $15.01            $10.98          $0.216
      Second Quarter                14.37             11.20           0.230
      Third Quarter                 14.49             10.70           0.476
      Fourth Quarter                15.10             12.50           0.585

     As of January 23, 2003, 21,400,000 Units were outstanding and were held by 928 holders of record.

     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See "THE ROYALTY INTEREST" in Item 1.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents in summary form selected financial information regarding the Trust.

                                     2002           2001           2000           1999           1998
                                     ----           ----           ----           ----           ----
                                                  (In thousands, except per Unit amounts)

Royalty revenues                $    33,061         59,934         65,026         13,443          15,163
Interest income                 $        23             70             92             60              17
Trust administration  expenses  $       822            724            732            798             614
Expenses reserve                $        --             --            500            500              --
                                -----------    -----------    -----------    -----------     -----------
Cash earnings                   $    32,262         59,280         63,886         12,205          14,566
Cash distributions              $    32,246         59,319         63,838         12,205          14,566
Cash distributions per unit     $     1.507          2.772          2.983          0.570           0.681
Units outstanding                21,400,000     21,400,000     21,400,000     21,400,000      21,400,000

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

     The decline in WTI Prices during the fourth quarter of 1998 and the first quarter of 1999 resulted in the Trust not receiving quarterly distributions during the first and second quarters of 1999. See "THE ROYALTY INTEREST - Per Barrel Royalty Calculations. Upon the increase in the WTI Price in the second quarter of 1999 and the resumption of distributions in the third quarter of 1999, the Trustee established a cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee set aside $1,000,000 in the cash reserve account, from quarterly distributions received by the Trust, in four equal quarterly installments commencing with the July 1999 distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.

     Amounts set aside for the cash reserve are being invested in U.S. government or agency securities secured by the full faith and credit of the United States. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from the Company and paid to the holders of Units on each Quarterly Record Date. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

     As discussed under "BUSINESS - Certain Tax Considerations", amounts received by the Trust as quarterly distributions (and earnings on investment of the cash reserve) are income to the holders of the Units for the taxable year in which such amounts are received by the Trust and must be reported by the holders of the Units even if a portion of such amounts are used to repay borrowings by the Trust or add to the cash reserve and are not received by the holders of the Units.

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

     Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in each calendar year ending December 31 are attributable to the Company's operations during the twelve-month period ended on the preceding September 30.

     As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 Barrels, which the Company currently projects will continue until the year 2018, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes, changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve.

     During the year 2002 and the period of 2003 up to the date of this report, the WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2003 will depend on WTI Prices prevailing during the remainder of the year.

2002 compared to 2001
---------------------

     Royalty revenues and cash distributions in calendar 2002 decreased by approximately 44.8% and 45.6%, respectively, from 2001. The decline was due principally to a sharp drop in average WTI Prices during the fourth quarter of 2001 and the first quarter of 2002. Although WTI prices recovered later in 2002 to approximately the same levels as at the beginning of 2001, overall the average WTI Price for the twelve months ended September 30, 2002 (on which calendar 2002 cash basis revenues were based) was approximately 16% lower than for the immediately preceding twelve-month period. Royalty revenues also were negatively affected by the scheduled increase in Chargeable Costs from $10.75 to $11.25 in the first quarter of 2002; however this impact was somewhat offset by Production Taxes, which declined approximately 21% during the twelve-month period ended September 30, 2002 from the preceding period as a consequence of the decreases in average WTI Prices. The Cost Adjustment Factor had a neutral effect during 2002, as it remained substantially constant on average from the previous year.

2001 compared to 2000
---------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          BP PRUDHOE BAY ROYALTY TRUST
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................33

Statements of Assets, Liabilities and Trust Corpus
  as of December 31, 2002 and 2001............................................34

Statement of Cash Earnings and Distributions for the years ended
  December 31, 2002, 2001 and 2000............................................35

Statements of Changes in Trust Corpus for the years ended
  December 31 2002, 2001 and 2000.............................................36

Notes to Financial Statements.................................................37

                          INDEPENDENT AUDITORS' REPORT

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2002 and 2001, and the related statements of cash earnings and distributions, and changes in trust corpus for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2002 and 2001, and its cash earnings and distributions and its changes in trust corpus for each of the years in the three-year period ended December 31, 2002, on the basis of accounting described in note 2.


                                               /s/KPMG LLP
                                               KPMG LLP


New York, New York
March 18, 2003

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                                 (In thousands)

                                                      December 31,            December 31,
                                                          2002                    2001
                                                          ----                    ----
         ASSETS


Royalty Interest, net (notes 1, 2 and 3)               $  16,068               $  18,077
Cash and cash equivalents (note 2)                         1,025                   1,009
                                                       ---------               ---------

Total assets                                           $  17,093               $  19,086
                                                       =========               =========


         LIABILITIES AND TRUST CORPUS

Accrued expenses                                       $     595               $     522
Trust Corpus (40,000,000 units of beneficial
   interest authorized, 21,400,000 units issued
   and outstanding)                                       16,498                  18,564
                                                       ---------               ---------

Total liabilities and trust corpus                     $  17,093               $  19,086
                                                       =========               =========











See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distributions
        (Prepared on a modified basis of cash receipts and disbursements)

                        (In thousands, except unit data)



                                                  For the Years Ended December 31,
                                              2002              2001             2000
                                              ----              ----             ----

Royalty revenues                          $    33,061      $    59,934      $    65,026

Interest income                                    23               70               92

Less: Trust administrative expenses              (822)            (724)            (732)

Expense reserve                                    --               --             (500)
                                          -----------      -----------      -----------

Cash earnings                             $    32,262      $    59,280      $    63,886
                                          ===========      ===========      ===========

Cash distributions                        $    32,246      $    59,319      $    63,838
                                          ===========      ===========      ===========

Cash distributions per unit               $     1.507      $     2.772      $     2.983
                                          ===========      ===========      ===========

Units outstanding                          21,400,000       21,400,000       21,400,000
                                          ===========      ===========      ===========












See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
        (Prepared on a modified basis of cash receipts and disbursements)

                                 (In thousands)



                                                        For the Years Ended December 31,
                                                  2002                2001                2000
                                                  ----                ----                ----

Trust Corpus at beginning of year             $   18,564          $   20,669          $   22,626

Cash earnings                                     32,262              59,280              63,886

Increase in cash reserve                              --                  --                 500

Decrease (increase) in accrued expenses              (73)                (58)                  6

Cash distributions                               (32,246)            (59,319)            (63,838)

Amortization of Royalty Interest                  (2,009)             (2,008)             (2,511)
                                              ----------          ----------          ----------

Trust Corpus at end of year                   $   16,498          $   18,564          $   20,669
                                              ==========          ==========          ==========














See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                        December 31, 2002, 2001 and 2000


(1)  FORMATION OF THE TRUST AND ORGANIZATION

     BP Prudhoe Bay Royalty Trust (the "Trust"), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company ("Standard Oil"), BP Exploration (Alaska) Inc. (the "Company"), The Bank of New York (The "Trustee") and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly-owned subsidiaries of BP p.l.c. ("BP").

     Effective January 1, 2000, the Company and all other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement. The Company retained all rights, obligations, and liabilities associated with the Trust. This transaction is not expected to have a material effect on the Trust's operation.

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

     The trustees of the Trust are The Bank of New York, a New York banking corporation, and The Bank of New York (Delaware), a Delaware banking corporation. The Bank of New York (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Trust Act. The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

     The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the "WTI Price") for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in existence). For years subsequent to 2006, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field's proved reserves do not meet certain specific levels.

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

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

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

     b. Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees' fees, and out-of-pocket expenses) are recorded on an accrual basis.

     c. Amortization of the Royalty Interest is calculated based on the units of production attributable to the Trust over the production of estimated proved reserves attributable to the Trust at the beginning of the fiscal year (approximately 43,200,000, 90,700,000 and 93,600,000 barrels of estimated proved reserves were used to calculate the amortization of the Royalty Interest for the years ended December 31, 2002, 2001 and 2000, respectively). Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

          years ended December 31, 2002, 2001 and 2000 was $0.37, $0.37 and $0.47, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest (see note 3).

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.

     As of December 31, 2002 and 2001, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

     Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

(3)  ROYALTY INTEREST

     The Royalty Interest is comprised of the following at December 31, 2002 and 2001 (in thousands):


                                                     December 31,
                                                 --------------------
                                                 2002            2001
                                                 ----            ----

      Royalty Interest                       $  535,000      $  535,000
      Less:  Accumulated amortization          (345,414)       (343,405)
             Impairment write-down             (173,518)       (173,518)
                                             ----------      ----------

                                             $   16,068      $   18,077
                                             ==========      ==========



(4)  INCOME TAXES

     The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, rather than as an association taxable as a corporation. The Unit holders are treated as the owners of Trust income and Corpus, and the entire taxable income of the Trust is reportable by the Unit holders on their respective tax returns.

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

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

(5)  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     A summary of selected quarterly financial information for the years ended December 31, 2002, 2001, and 2000 is as follows (in thousands, except unit data):

                                            1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
                                            -----------       -----------      -----------       -----------

2002
     Royalty revenues                         $   4,841             5,205           10,314            12,701
     Interest income                                  7                 5                6                 5
     Trust administrative expenses                 (216)             (298)            (130)             (178)
                                              ---------         ---------        ---------         ---------
     Cash earnings                                4,632             4,912           10,190            12,528
     Cash distributions                           4,621             4,931           10,185            12,509
     Cash distributions per unit                  0.216             0.230            0.476             0.585


2001
     Royalty revenues                         $  19,932            14,418           13,269            12,315
     Interest income                                 19                17               23                11
     Trust administrative expenses                 (158)             (253)            (269)              (44)
                                              ---------         ---------        ---------         ---------
     Cash earnings                               19,793            14,182           13,023            12,282
     Cash distributions                          19,777            14,167           13,096            12,279
     Cash distributions per unit                  0.924             0.662            0.612             0.574


2000
     Royalty revenues                         $  12,105            16,841           16,425            19,655
     Interest income                                 --                16               11                65
     Trust administrative expenses                 (164)             (274)            (232)              (62)
     Expenses reserve                              (250)             (250)              --                --
                                              ---------         ---------        ---------         ---------
     Cash earnings                               11,691            16,333           16,204            19,658
     Cash distributions                          11,691            16,333           16,204            19,610
     Cash distributions per unit                  0.546             0.763            0.757             0.917

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

(6) SUPPLEMENTAL RESERVE INFORMATION AND STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW RELATING TO PROVED RESERVES (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" ("FASB 69"), the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows.

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

     There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 2002 ($31.23 per barrel), December 31, 2001 ($19.78 per barrel), and December 31, 2000 ($26.83 per barrel.) Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust's estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

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

     Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2002, 2001 and 2000, based on the Company's latest reserve estimate at such time, the WTI Prices on December 31, 2002, 2001 and 2000 and a reduction in Chargeable Costs in years subsequent to 1998, were estimated to be 86 million, 43 million and 91 million barrels, respectively (of which 86 million, 43 million, and 84 million barrels, respectively, are proved developed).

     The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

     proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price increases and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2002, 2001 and 2000, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $31.23, $19.78 and $26.83, respectively, were as follows (in thousands):


                                              December 31,      December 31,     December 31,
                                                  2002              2001             2000
                                                  ----              ----             ----

     Future net cash flows                     $ 653,236         $ 64,584         $ 520,980
     10% annual discount for estimated
       timing of cash flows                     (264,803)         (17,543)         (214,733)
                                               ---------         --------         ---------

     Standardized measure of
       discounted future net cash
       flow relating to proved
       reserves (a)                            $ 388,433         $ 47,041         $ 306,247
                                                 =========       ========         =========

     (a) The standardized measure of discounted future net cash flow relating to proved reserves, estimated without reducing Chargeable Costs in years subsequent to 1998, would be $388,433,000, $47,041,000 and
          $306,247,000  at December 31, 2002, 2001 and 2000,  respectively.  The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

                                                        2002              2001             2000
                                                        ----              ----             ----

     Revisions of prior estimates:
       Reserve volumes                              $   90,906       $   47,566        $    2,913
       WTI price                                       350,099         (314,380)           80,047
       Chargeable costs - inflation                    (11,059)         (24,397)          (26,302)
       Production taxes                                (51,886)          47,995           (10,571)
       Other                                              (186)             956            (2,187)
                                                    ----------       ----------        ----------
                                                       377,874         (242,260)           43,900

     Royalty income received (b)                       (40,759)         (44,842)          (72,853)
     Accretion of discount                               4,277           27,896            30,473
                                                    ----------       ----------        ----------

     Net increase (decrease) during the year        $  341,392       $ (259,206)       $    1,520
                                                    ==========       ==========        ==========

                          BP PRUDHOE BAY ROYALTY TRUST
                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                  December 31, 2002, 2001 and 2000 (continued)

     (b)  Royalty  income   received  for  2002,  2001  and  2000  includes  the
          following:

           Period October 1, 2002 through December 31, 2002          $ 12,538
           Period October 1, 2001 through December 31, 2001          $  4,840
           Period October 1, 2000 through December 31, 2000          $ 19,932

     The above royalty income was received by the Trust in January 2003, 2002 and 2001, respectively.

     The changes in quantities of proved oil and condensate were as follows (thousands of barrels):

       Estimated net proved reserves of oil
         and condensate at December 31, 2000                           90,711
       Production                                                      (5,395)
       Reserve estimate revisions                                       1,055
       Change caused by prices/costs                                  (43,178)
                                                                       ------

       Estimated net proved reserves of oil
         and condensate at December 31, 2001                           43,193
       Production                                                      (5,395)
       Reserve estimate revisions                                          --
       Change caused by prices/costs                                   48,020
                                                                       ------

       Estimated net proved reserves of oil
         and condensate at December 31, 2002                           85,818
                                                                       ======

       Proved reserves:

           December 31, 2000                                           90,711
                                                                       ======

           December 31, 2001                                           43,193
                                                                       ======

           December 31, 2002                                           85,818
                                                                       ======

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

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership of Certain Beneficial Owners
-------------------------------------------

     As of March 28, 2003, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

Unit Ownership of Management
----------------------------

     Neither the Company, Standard Oil, nor BP owns any Units. No Units are owned by The Bank of New York, as Trustee or in its individual capacity, or by The Bank of New York (Delaware), as co-trustee or in its individual capacity.

Changes in Control
------------------

     The Trustee knows of no arrangement, including the pledge of Units, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report (the "Evaluation Date") the officer of the Trustee signing this report carried out an evaluation of the effectiveness of the design and operation of the Trustee's disclosure controls and procedures for the Trust pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on the foregoing that officer concluded that the disclosure controls and procedures for the Trust are effective in timely alerting the responsible officers of the Trustee to material information relating to the Trust required to be included in the Trust's Exchange Act reports. There have been no significant changes in the Trustee's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Trustee carried out its evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     The  following  financial  statements of the Trust are included in Part II,
Item 8:

          Independent Auditors' Report

          Statements of Assets, Liabilities and Trust Corpus as of December 31, 2002 and 2001

          Statements of Cash Earnings and Distributions for the years ended December 31, 2002, 2001 and 2000

          Statements of Changes in Trust Corpus for the years ended December 31, 2002, 2001 and 2000

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

     99   Sarbanes-Oxley Section 906 Certification, dated March 31, 2003.

(d)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission by the Trust during the quarter ended December 31, 2002.

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

March 31, 2003

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

     99 Sarbanes-Oxley Section 906 Certification, dated March 31, 2003. Filed herewith.

--------------------

     * Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 1-10243).



1 As used in the overriding royalty conveyance and this report, (a) the term "Barrel" is a unit of measure equal to 42 United States gallons corrected to 60 degrees Fahrenheit temperature and with deductions for sediment and water content, and (b) the term "Stock Tank Barrel" or "STB" refers to a Barrel of stabilized oil or condensate at a temperature of 60 degrees Fahrenheit and sea-level atmospheric pressure (14.7 pounds per square inch absolute).