Form 10-Q
period 2003-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2003-05-15
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________________

                         Commission file number 1-10243


                          BP PRUDHOE BAY ROYALTY TRUST
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                   13-6943724
---------------------------------------------           ----------------
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer
           or Organization)                            Identification No.)

The Bank of New York, 101 Barclay Street, New York, NY         10286
------------------------------------------------------        -------
       (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 815-6908

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of April 3, 2003, 21,400,000 Units of Beneficial Interest were outstanding.

                          BP PRUDHOE BAY ROYALTY TRUST

                Statement of Assets, Liabilities and Trust Corpus
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                                 (in thousands)


                                                          March 31,
                                                            2003           December 31,
                                                        (Unaudited)            2002
                                                        -----------            ----


        ASSETS

Royalty Interest, net (notes 1, 2 and 3)                $  15,566          $  16,068
Cash and equivalents (note 2)                                 686              1,025
                                                        ---------          ---------

Total assets                                            $  16,252          $  17,093
                                                        =========          =========


        LIABILITIES AND TRUST CORPUS

Accrued expenses                                        $     344          $     595


Trust Corpus (40,000,000 units of beneficial
  interest authorized, 21,400,000 units issued
  and outstanding)                                         15,908             16,498
                                                        ---------          ---------


Total liabilities and Trust Corpus                      $  16,252          $  17,093
                                                        =========          =========



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                  Statements of Cash Earnings and Distribution
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)

                        (In thousands, except unit data)

                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                          2003           2002
                                                          ----           ----
Royalty revenues                                      $    12,538    $     4,841
Interest income                                                 4              7

Less: Trust administrative expense                           (469)          (216)
                                                      -----------    -----------

Cash earnings                                         $    12,073    $     4,632
                                                      ===========    ===========

Cash distributions                                    $    12,412    $     4,621
                                                      ===========    ===========

Cash distributions per unit                           $    0.5800    $    0.2159
                                                      ===========    ===========

Units outstanding                                      21,400,000     21,400,000
                                                      ===========    ===========




See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                      Statements of Changes in Trust Corpus
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)

                                 (In thousands)

                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                         2003             2002
                                                         ----             ----

Trust Corpus at beginning of period                   $  16,498        $  18,564
Cash earnings                                            12,073            4,632
Decrease (increase) in accrued expenses                     251              (82)
Cash distributions                                      (12,412)          (4,621)
Amortization of Royalty Interest                           (502)            (502)
                                                      ---------        ---------

Trust Corpus at end of period                         $  15 908        $  17,991
                                                      =========        =========



See accompanying notes to financial statements.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                March 31, 2003 (Unaudited) and December 31, 2002

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

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                March 31, 2003 (Unaudited) and December 31, 2002

1.   FORMATION OF THE TRUST AND ORGANIZATION (CONT'D)

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

c. Amortization of the Royalty Interest is calculated using the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended, March 31, 2003 and 2002 was $.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                March 31, 2003 (Unaudited) and December 31, 2002


2.   BASIS OF ACCOUNTING (CONT'D)

While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of March 31, 2003 and December 31, 2002, and the modified cash earnings and distributions and changes in Trust corpus for the three month periods ended, March 31, 2003 and 2002. The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

As of March 31, 2003 and December 31, 2002, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The financial statements should be read in conjunction with the financial statements and related notes in the Trust's 2002 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

3.   ROYALTY INTEREST

The Royalty Interest is comprised of the following at March 31, 2003 and December 31, 2002 (in thousands):


                                                  March 31,         December 31,
                                                    2003                2002
                                                    ----                ----

Royalty Interest                                $   535,000        $   535,000
Less: Accumulated amortization                     (345,916)          (345,414)
      Impairment write-down                        (173,518)          (173,518)
                                                -----------        -----------
                                                $    15,566        $    16,068
                                                ===========        ===========

                          BP PRUDHOE BAY ROYALTY TRUST

                          Notes to Financial Statements
        (Prepared on a Modified Basis of Cash Receipts and Disbursements)
                March 31, 2003 (Unaudited) and December 31, 2002

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

Liquidity and Capital Resources
-------------------------------

The Trust is a passive entity, and the Trustee's activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty, and the discussion under "THE PRUDHOE BAY UNIT - Reserve Estimates" and "INDEPENDENT OIL AND GAS CONSULTANTS' REPORT" in Part I, Item 1 of the Trust's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report") for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under "THE TRUST" in Part I, Item 1 of the Annual Report.

The Trustee initially established a cash reserve of $1,000,000 to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. This amount is equal to approximately one year's expected liabilities and expenses of the Trust. Amounts set aside for the cash reserve are invested in U.S. government or agency securities secured by the full faith and credit of the United States. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep the cash reserve in place until termination of the Trust.

The amount of the cash reserve as of March 31, 2003 was $686,000, due to the reimbursement to the Company by the Trust of amounts paid by the Company on behalf of the Trust in connection with the New York Stock Exchange listing expenses over a period of several years. The cash reserve will be replenished from royalty amounts until it is once again 1,000,000,000. $100,000 was replenished to the cash reserve from royalty amounts.

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

Results of Operations
---------------------

Royalty revenues are generally received on fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred (the "Quarterly Record Date"). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2003 and 2002 are attributable to the Company's operations during the quarters ended December 31, 2002 and 2001, respectively.

The following table shows the factors for the quarters ended December 31, 2002 and 2001 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2003 and 2002 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

                                                                      Quarter ended December 31,
                                                         ---------------------------------------------------
                                                                 2002                          2001
                                                         ----------------------       ----------------------
        Average WTI Price                                               $ 28.25                      $ 20.41
        Chargeable Costs                                 $ 11.25                      $ 10.75
        Cost Adjustment Factor                            1.3960                       1.3660
        Adjusted Chargeable Costs                        $ 15.71                      $ 14.68
        Production Taxes                                 $  3.33                      $  2.17
                                                          -------
                                                                        $ 19.04                      $ 16.85
                                                                        -------                      -------
         Per Barrel Royalty                                             $  9.21                      $  3.56
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

Quarter Ended March 31, 2003 Compared to
Quarter Ended March 31, 2002
----------------------------

The Trust received royalty revenues of $12,538,000 in the quarter ended March 31, 2003, compared to $4,841,000 received in the quarter ended March 31, 2002, due to a 38.4% increase in the Average WTI Price from $20.41 in the quarter ended December 31, 2001 to $28.25 in the quarter ended December 31, 2002. Total deductions from the Average WTI Price increased $2.19 (approximately 13%) in the same period, due to increases of $1.03 in the Adjusted Chargeable Costs, and increases of $1.16 cents in Production Taxes. See the discussion under "THE ROYALTY INTEREST" for a description of the calculation of the Per Barrel Royalty in the Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion above under Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this report (the "Evaluation Date") the officer of the Trustee signing this report carried out an evaluation of the effectiveness of the design and operation of the Trustee's disclosure controls and procedures for the Trust pursuant to Exchange Act Rule 13a-14. Based on the foregoing that officer concluded that the disclosure controls and procedures for the Trust are effective in timely alerting the responsible officers of the Trustee to material information relating to the Trust required to be included in the Trust's Exchange Act reports. There have been no significant changes in the Trustee's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Trustee carried out its evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On April 18, 2003 the Trust received a cash distribution of $17,721,892 from the Company with respect to the quarter ended March 31, 2003 and, after deducting expenses of $332,863, and replenishing the cash reserve in the amount of $100,000, on April 18, 2003 distributed $17,291,321 or approximately $0.8080 per Unit, to Unit holders of record.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

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


Date: May 14, 2003


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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

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


Date: May 14, 2003                               /s/ Marie E. Trimboli
                                                 ------------------------------
                                                     Marie E. Trimboli
                                                     Assistant Vice President
                                                     The Bank of New York

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