Form 10-Q/A
period 2003-03-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2003-06-16
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------

                                    FORM 10-Q/A

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     This Amendment is being filed to correct information in the 'Results of Operations' portion of Item 2 (Trustee's Discussion and Analysis of Financial Condition and Results of Operations) of the original filing. The Company currently projects that average daily production from the Prudhoe Bay Unit will exceed 90,000 barrels until the year 2016.

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
                                                                        =======                      =======

As long as the Company's average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2016, the only factors affecting the Trust's revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust.

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


Date: June 12, 2003


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


Date: June 12, 2003                               /s/ Marie E. Trimboli
                                                 ------------------------------
                                                     Marie E. Trimboli
                                                     Assistant Vice President
                                                     The Bank of New York

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