Form 10-Q
period 2003-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2003-08-13
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

As of July 18, 2003, 21,400,000 Units of Beneficial Interest were outstanding.

#

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

BP PRUDHOE BAY ROYALTY TRUST

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2003	December 31, 2002
Assets

Royalty Interest, net (notes 1,	$ 15,064	$ 16,068
2 and 3) Cash equivalents (cash reserve)	786	1,025

Total assets	$ 15,850	$ 17,093

Liabilities and Trust Corpus

Accrued expenses	$ 242	$ 595
Trust Corpus (40,000,000 units of beneficial
interest authorized, 21,400,000 units issued
and outstanding)	$ 15,608	$ 16,498

Total liabilities and Trust Corpus	$ 15,850	$ 17,093

See accompanying notes to financial statements.

#

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Royalty revenues Interest income	$ 17,722 2	$ 5,205 5	$ 30,260 6	$ 10,046 12
Less: Trust administrative expenses	(333)	(298)	(802)	(514)
Cash earnings	$ 17,391	$ 4,912	$ 29,464	$ 9,544
Cash distributions	$ 17,291	$ 4,931	$ 29,703	$ 9,552
Cash distributions per unit	$ 0.8080	$ 0.2304	$ 1.3880	$ 0.4463
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

#

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Trust Corpus at beginning of period	$ 15,908	$ 17,991	$ 16,498	$ 18,564
Cash earnings	$ 17,391	$ 4,912	$ 29,464	$ 9,544
Decrease in accrued expenses	102	166	353	84
Cash distributions	(17,291)	(4,931)	(29,703)	(9,552)
Amortization of Royalty Interest	(502)	(502)	(1,004)	(1004)
Trust Corpus at end of period	$ 15,608	$ 17,436	$ 15,608	$ 17,636

See accompanying notes to financial statements.

#

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

The trustees of the Trust are The Bank of New York, a New York New York banking corporation, and The Bank of New York (Delaware), a Delaware banking corporation.  The Bank of New York (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Trust Act.  The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in existence).  For years subsequent to 2006, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to the Field’s proved reserves do not meet certain specific levels.

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

c.

Amortization of the Royalty Interest is calculated using the units of production method.  Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings.  The daily rate for amortization per net equivalent barrel of oil for the three and six months ended, June 30, 2003 and 2002 was $.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Unit holders are based on net cash receipts.  The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Trust corpus of the Trust as of June 30, 2003 and December 31, 2002, and the modified cash earnings and distributions and changes in Trust corpus for the three and six month periods ended, June 30, 2003 and 2002.  The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

As of June 30, 2003 and December 31, 2002, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared.  Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The financial statements should be read in conjunction with the financial statements and related notes in the Trusts 2002 Annual Report on Form 10-K.  The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

3.  Royalty Interest

The Royalty Interest is comprised of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
Royalty Interest Less: Accumulated amortization Impairment write-down	$ 535,000 (346,418) (173,518)	$ 535,000 (345,414) (173,518)
	$ 15,064	$ 16,068

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

Liquidity and Capital Resources

The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust.  Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time.  See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT - Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “Annual Report”) for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement.  See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.

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

The amount of cash reserve as of June 30, 2003 was $786,000, up from the previous amount of $686,000, which reflected the reimbursement to the Company by the Trust of amounts paid by the Company on behalf of the Trust in connection with New York Stock Exchange listing expenses over a period of several years.  The cash reserve will be replenished from royalty amounts until it is once again $1,000,000.  $100,000 was replenished to the cash reserve from royalty amounts during the last fiscal quarter.

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

Results of Operations

Royalty revenues are generally received on the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”).  The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received.  For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 2003 and 2002 are attributable to the Company’s operations during the quarters ended March 31, 2003 and 2002, respectively.

The following table shows the factors for the quarters ended March 31, 2003 and 2002 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 30, 2003 and 2002 (see Note 1 of Notes to Financial Statements in Part I, Item 1).  The information in the table has been furnished by the Company.

	Quarter ended March 31,
	2003		2002
Average WTI Price		$34.08		$21.67
Chargeable Costs	$11.75		$11.25
Cost Adjustment Factor	1.4099		1.3691
Adjusted Chargeable Costs	$16.57		$15.40
Production Taxes	$ 4.19		$ 2.36
		$20.76		$17.76
Per Barrel Royalty		$ 13.32		$ 3.91

As long as the Company’s average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which the Company currently projects will continue until the year 2016, the only factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust.

Quarter Ended June 30, 2003 Compared to

Quarter Ended June 30, 2002

The Trust received royalty revenues of $17,721,892 in the quarter ended June 30, 2003, compared to $5,205,512 received in the quarter ended June 30, 2002, due to a 57.3% increase in the Average WTI Price from $21.67 in the quarter ended March 31, 2002 to $34.08 in the quarter ended March 31, 2003.  Total deductions from the Average WTI Price only increased $3.00 (approximately 17%) in the same period, due to increases of $1.17 in the Adjusted Chargeable Costs and $1.83 in Production Taxes.  See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty in the Annual Report.

Six Months Ended June 30, 2003 Compared to

Six Months Ended June 30, 2002

The Trust’s royalty revenues of $29,147,172 for the six months ended June 30, 2003 were 92.5% above its revenues of $15,519,590 for the six months ended June 30, 2002, principally due to a 31.7% increase in the average of the WTI Prices for the corresponding six month periods.  This increase in WTI prices was only slightly offset by a 12.1% increase in the Total Costs for the corresponding six month periods.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 18, 2003 the Trust received a cash distribution of $12,147,172 from the Company with respect to the quarter ended June 30, 2003 and, after deducting expenses of $225,406, and replenishing the cash reserve in the amount of $100,000, on July 18, 2003 distributed $11,823,138, or approximately $0.5525 per Unit, to Unit holders of record.

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

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:

THE BANK OF NEW YORK,
as Trustee

By:  /s/ Marie E. Trimboli

Marie E. Trimboli

Assistant Vice President

Date: August 13, 2003

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

Date: August 13, 2003

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