Form 10-Q
period 2003-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2003-11-14
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 20, 2003, 21,400,000 Units of Beneficial Interest were outstanding.

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

(Unaudited)

September 30,

December 31,

       2003

          2002

Assets

Royalty Interest, net (Notes 1, 2, and 3)

$         14,562

$        16,068

Cash and cash equivalents (Note 2)

               887

            1,025

Total assets

$        15,449

$        17,093

Liabilities and Trust Corpus

Accrued expenses

$              158

$            595

Trust Corpus (40,000,000 units of beneficial

  interest authorized, 21,400,000 units issued

  and outstanding)

            15,291

         16,498

Total liabilities and Trust Corpus

$          15,449

$       17,093

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

(Unaudited)

   Three Months Ended

            Nine Months Ended

          September 30,

          September 30,

      2003

      2002

      2003

     2002

Royalty revenues

$      12,147

$      10,314

$      42,407

 $     20,360

Interest income

               2

                6

                8

              18

Less: Trust administrative expenses

          (225)

           (130)

        (1,027)

          (644)

Cash earnings

$      11,924

 $      10,190

$       41,388

$      19,734

Cash distributions

$      11,823

 $      10,185

$       41,526

$      19,737

Cash distributions per unit

$      0.5525

 $     0.4759

$       1.9405

$      0.9223

Units outstanding

21,400,000

  21,400,000

   21,400,000

  21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

 (Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

(Unaudited)

   Three Months Ended

            Nine Months Ended

          September 30,

          September 30,

      2003

      2002

      2003

     2002

Trust Corpus at beginning of period

$      15,608

$      17,637

$       16,498

$       18,564

Cash earnings

       11,924

        10,190

         41,388

         19,734

Decrease (increase) in accrued expenses

84

           (48)

              437

                37

Cash distributions

     (11,823)

        (10,185)

       (41,526)

       (19,737)

Amortization of Royalty Interest

         (502)

            (502)

         (1,506)

         (1,506)

Trust Corpus at end of period

$     15,291

$       17,092

$        15,291

$       17,092

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2003 (Unaudited)

  1.  Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (the “Company”), The Bank of New York (The “Trustee”) and The Bank of New York (Delaware), as co-trustee. Standard Oil and the Company are indirect wholly owned subsidiaries of BP p.l.c. (“BP”).

On January 1, 2000, the Company and all other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Field pursuant to the Prudhoe Bay Unit Alignment Agreement.  The Company retained all rights, obligations, and liabilities associated with the Trust.  This transaction is not expected to have a material effect on the Trust’s operation.

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

September 30, 2003 (Unaudited)

  1.  Formation of the Trust and Organization (Cont’d)

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

c.

Amortization of the Royalty Interest is calculated using the units of production method.  Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings.  The daily rate for amortization per net equivalent barrel of oil for the three and nine months ended, September 30, 2003 and 2002 was $.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”) “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2003 (Unaudited)

  2.  Basis of Accounting (Cont’d)

While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts.  The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of September 30, 2003 and December 31, 2002, and the modified cash earnings and distributions and changes in Trust Corpus for the three and nine month periods ended September 30, 2003 and 2002.  The adjustments are of a normal recurring nature and are, in the opinion of management, necessary to fairly present the results of operations.

As of September 30, 2003 and December 31, 2002, cash equivalents, which represent the cash reserve, consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared.  Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ.

The financial statements should be read in conjunction with the financial statements and related notes in the Trust’s 2002 Annual Report on Form 10-K.  The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

  3.  Royalty Interest

The Royalty Interest is comprised of the following at September 30, 2003 and December 31, 2002 (in thousands):

September 30,

December 31,

       2003

          2002

Royalty Interest

(at inception)

$        535,000

$       535,000

Less:

Accumulated amortization

        (346,920)

       (345,414)

Impairment write-down

        (173,518)

       (173,518)

Balance, end of period

$         14,562

$         16,068

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2003 (Unaudited)

  4.  Income Taxes

The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, rather than as an association taxable as a corporation.  The Trust Unit Holders are treated as the owners of Trust income and Corpus, and the entire taxable income of the Trust will be reported by the Trust Unit Holders on their respective tax returns.

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

The amount of cash reserve as of September 30, 2003 was $887,000, up from the previous amount of $786,000.  The Trust used funds from the reserve account for reimbursement to the Company by the Trust of amounts paid by the Company on behalf of the Trust in connection with New York Stock Exchange listing expenses over a period of several years.  The cash reserve is being replenished from royalty amounts until it is once again $1,000,000.  $100,000 was replenished to the cash reserve from royalty amounts during the third fiscal quarter of 2003.

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

Results of Operations

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”).  The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received.  For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 2003 and 2002 are attributable to the Company’s operations during the quarters ended June 30, 2003 and 2002, respectively.

The following table shows the factors for the quarters ended June 30, 2003 and 2002 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 2003 and 2002 (see Note 1 of Notes to Financial Statements in Part I, Item 1).  The information in the table has been furnished by the Company.

	Quarter ended June 30,
	2003		2002
Average WTI Price		$29.07		$26.28
Chargeable Costs	$11.75		$11.25
Cost Adjustment Factor	1.4129		1.3845
Adjusted Chargeable Costs	$16.60		$15.58
Production Taxes	$ 3.44		$ 3.04
		$20.04		$18.62
Per Barrel Royalty		$ 9.03		$ 7.66

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

Quarter Ended September 30, 2003 Compared to

Quarter Ended September 30, 2002

The Trust received royalty revenues of $12,147,172 in the quarter ended September 30, 2003, compared to $10,314,078 received in the quarter ended September 30, 2002, due to a 10.6% increase in WTI from $26.28 to $29.07, resulting in a 17.8% increase in royalty per barrel, and a 2.1% increase in the cost adjustment factor.  An 7.6% increase in Total Costs from $18.62 to $20.04 partially mitigated the increase in royalty per barrel.  See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty in the Annual Report.

Nine Months Ended September 30, 2003 Compared to

Nine Months Ended September 30, 2002

The Trust’s royalty revenues of $42,406,871 for the nine months ended September 30, 2003 were approximately 108.3% above its revenues of $20,360,004 for the nine months ended September 30, 2002, principally due to a 33.8% increase in the average of the WTI Prices for the corresponding nine month periods.  This increase in WTI prices was only partially offset by a 12.4% increase in the Total Costs affecting the royalty revenues for the corresponding nine month periods.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On October 15, 2003 the Trust received a cash distribution of $13,579,082 from the Company with respect to the quarter ended September 30, 2003 and, after deducting expenses of $138,727 and replenishing the cash reserve in the amount of $100,000, on October 20, 2003 distributed $13,341,201 or approximately $0.6234 per Unit, to Unit holders of record.

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

32

Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:

THE BANK OF NEW YORK,
as Trustee

By: \s\ Marie E. Trimboli

Marie E. Trimboli

Assistant Vice President

Date: November 14, 2003

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

32

Officer’s Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------

*

Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).