Form 10-K/A
period 2003-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2004-04-23
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

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

DOCUMENTS INCORPORATED BY REFERENCE
None

i

ii

EXPLANATORY NOTE

     This amendment to the Annual Report on Form 10-K of BP Prudhoe Bay Royalty Trust for the fiscal year ended December 31, 2003 is being filed solely for the purpose of supplementing the narrative under the heading “Results of Operations – 2003 compared to 2002” in Item 7 of Part II by adding an explanation of the increase in Trust administrative expenses from 2002 to 2003. This amendment does not modify or update any other information in the report.

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

     Trust administrative expenses increased approximately $346,000 (approximately 46%) in 2003 from the prior year. The increase was due principally to a one-time $315,360 payment by the Trust to BP America Inc., a subsidiary of BP, during the first quarter of 2003 to reimburse BP America for annual fees paid by BP America to the New York Stock Exchange for listing the Units. Such annual listing fees are payable by the Trust under the terms of the Trust Agreement. The listing fees for the years 1990 through 1999, aggregating $315,360, were invoiced by the New York Stock Exchange to BP America, which inadvertently paid them on behalf of the Trust.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By: THE BANK OF NEW YORK, as Trustee

By:	/s/ Ming J. Ryan

Ming J. Ryan
Vice President

April 23, 2004

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