Form 10-Q
period 2004-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2004-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
_______________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 6, 2004, 21,400,000 Units of Beneficial Interest were outstanding.

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2004	2003
Assets
Royalty Interest, net (Notes 1, 2, and 3)	$13,558	$14,060
Cash and cash equivalents (Note 2)	1,088	986

Total Assets	$14,646	$15,046

Liabilities and Trust Corpus
Accrued expenses	$351	$316
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	14,295	14,730

Total Liabilities and Trust Corpus	$14,646	$15,046

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	Three Months Ended
	March 31,
	2004	2003
Royalty revenues	$14,659	$12,538
Interest income	2	4
Less: Trust administrative expenses	(216)	(469)

Cash earnings	$14,445	$12,073

Cash distributions	$14,343	$12,412

Cash distributions per unit	$0.6702	$0.5800

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Trust Corpus at beginning of period	$14,730	$16,498
Cash earnings	14,445	12,073
(Increase) decrease in accrued expenses	(35)	251
Cash distributions	(14,343)	(12,412)
Amortization of Royalty Interest	(502)	(502)

Trust Corpus at end of period	$14,295	$15,908

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2004 (Unaudited)

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

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2004 (Unaudited)

establish cash reserves and borrow funds on behalf of the Trust to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit Holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate upon the first to occur of the following events:

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

c.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2004 and 2003 was $0.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2004 (Unaudited)

expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of March 31, 2004 and December 31, 2003 and the modified cash earning and distributions and changes in Trust Corpus for the three-month periods ended March 31, 2004 and 2003. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2004 and December 31, 2003, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

The financial statements should be read in conjunction with the financial statements and related notes in the Trust’s 2003 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

(3)	Royalty Interest

The Royalty Interest is comprised of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(347,924)	(347,422)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$13,558	$14,060

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2004 (Unaudited)

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

Liquidity and Capital Resources

The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended (the “Annual Report”) for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.

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

Results of Operations

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2004 and 2003 are attributable to the Company’s operations during the quarters ended December 31, 2003 and 2002, respectively.

The following table shows the factors for the quarters ended December 31, 2003 and 2002 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2004 and 2003 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

	Quarter ended December 31,
	2003		2002
Average WTI Price		$31.23		$28.25
Chargeable Costs	$11.75		$11.25
Cost Adjustment Factor	1.4206		1.3960
Adjusted Chargeable Costs	$16.69		$15.70
Production Taxes	$3.76		$3.33

		$20.45		$19.03

Per Barrel Royalty		$10.78		$9.22

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

See the discussion under “THE ROYALTY INTEREST” in the Annual Report for a description of the calculation of the Per Barrel Royalty.

Quarter Ended March 31, 2004 Compared to
Quarter Ended March 31, 2003

The Trust received royalty revenues of $14,659,066 in the quarter ended March 31, 2004, compared to $12,537,806 received in the quarter ended March 31, 2003, due to a 10.5% increase in the WTI Price from $28.25 to $31.23, resulting in a 16.9% increase in the Per Barrel Royalty. A 7.46% increase in Adjustable Chargeable Costs and Production Taxes from $19.03 to $20.45 partially offset the increase in the Per Barrel Royalty.

Trust administrative expenses declined 54% in the first quarter of 2004 from the first quarter of 2003. The higher administrative expenses in the first quarter of 2003 were due principally to a one-time $315,360 payment by the Trust during that quarter to BP America Inc., a subsidiary of

BP, to reimburse BP America for annual fees paid by BP America to the New York Stock Exchange for listing the Units. Such annual listing fees are payable by the Trust under the terms of the Trust Agreement. The listing fees for the years 1990 through 1999, aggregating $315,360, were invoiced by the New York Stock Exchange to BP America, which inadvertently paid them on behalf of the Trust.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See discussion above under Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. There has not been any change in the Trust’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Trust Units.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On April 6, 2004 the Trust received a cash distribution of $18,342,210 from the Company with respect to the quarter ended March 31, 2004 and, after deducting expenses of $323,732, on April 19, 2004 distributed $18,108,953, or approximately $0.8462 per Unit, to Unit holders of record.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

	By:	THE BANK OF NEW YORK,
as Trustee

	By:	/s/ Remo J. Reale

Remo J. Reale
Vice President
Date: May 10, 2004

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit	Exhibit
No.	Description

*4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

*4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

*4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

*4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The standard Oil Company and BP Prudhoe Bay Royalty Trust.

31.	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

*	Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).