Form 10-K/A
period 2003-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2004-05-20
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

     This amendment to the Annual Report on Form 10-K of BP Prudhoe Bay Royalty Trust for the fiscal year ended December 31, 2003 is being filed solely for the purpose of re-filing an amended Rule 13a-14(a) certification as Exhibit 31 hereto.

PART III

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

May 20, 2004

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