Form 10-Q
period 2004-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2004-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐

     As of August 6, 2004, 21,400,000 Units of Beneficial Interest were outstanding.

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	June 30,	December 31,
	2004	2003
Assets
Royalty Interest, net (Notes 1, 2, and 3)	$13,056	$14,060
Cash and cash equivalents (Note 2)	1,000	986

Total Assets	$14,056	$15,046

Liabilities and Trust Corpus
Accrued expenses	$234	$316
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	13,822	14,730

Total Liabilities and Trust Corpus	$14,056	$15,046

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Royalty revenues	$18,342	$17,722	$33,001	$30,260
Interest income	3	2	5	6
Less: Trust administrative expenses	(324)	(333)	(540)	(802)

Cash earnings	$18,021	$17,391	$32,466	$29,464

Cash distributions	$18,109	$17,291	$32,452	$29,703

Cash distributions per unit	$0.8462	$0.8080	$1.5164	$1.3880

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Trust Corpus at beginning of period	$14,295	$15,908	$14,730	$16,498
Cash earnings	18,021	17,391	32,466	29,464
Decrease in accrued expenses	117	102	82	353
Cash distributions	(18,109)	(17,291)	(32,452)	(29,703)
Amortization of Royalty Interest	(502)	(502)	(1,004)	(1,004)

Trust Corpus at end of period	$13,822	$15,608	$13,822	$15,608

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2004

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

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2004

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

(2) Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:

a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three and six months ended June 30, 2004 and 2003 was $0.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2004

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of June 30, 2004 and December 31, 2003 and the modified cash earning and distributions and changes in Trust Corpus for the three-month and six-month periods ended June 30, 2004 and 2003. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2004 and December 31, 2003, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

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

(3) Royalty Interest

The Royalty Interest is comprised of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(348,426)	(347,422)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$13,056	$14,060

(4) Income Taxes

The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, rather than as an association taxable as a corporation. The Trust Unit Holders are treated as the owners of

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2004

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

Liquidity and Capital Resources

The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended (the “Annual Report”) for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.

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

As discussed under “CERTAIN TAX CONSIDERATIONS” in the Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as will be any earning on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or establish a cash reserve and are not received by the holders of the Units.

Results of Operations

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 2004 and 2003 are attributable to the Company’s operations during the quarters ended March 31, 2004 and 2003, respectively.

The following table shows the factors for the quarters ended March 31, 2004 and 2003 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended June 30, 2004 and 2003 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

	Quarter ended March 31,
	2004		2003
Average WTI Price		$35.18		$34.08
Chargeable Costs	$12.00		$11.75
Cost Adjustment Factor	1.4337		1.4099
Adjusted Chargeable Costs	$17.20		$16.57
Production Taxes	$4.34		$4.19

		$21.54		$20.76

Per Barrel Royalty		$13.64		$13.32

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

Quarter Ended June 30, 2004 Compared to
Quarter Ended June 30, 2003

Trust royalty revenues increased 3.5% in the quarter ended June 30, 2004 from the corresponding quarter of 2003 due to an increase in the Average WTI Price of oil, which was 3.2% higher during the quarter ended March 31, 2004 than in the quarter ended March 31, 2003. The increase in the Average WTI price was offset by increases in Adjustable Chargeable Costs and Production taxes, as indicated in the table above, which limited the period-to-period increase in the Per Barrel Royalty to 2.4%.

Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003

Trust royalty revenues increased 9.1% in the six months ended June 30, 2004 from the corresponding period in 2003, reflecting a 16.9% increase in revenues during the first quarter of 2004 from the first quarter of 2003. The increase in first quarter 2004 revenues was attributable to a significantly higher Average WTI Price in the fourth quarter of 2003, which rose 10.5%, from $28.25 in the quarter ended December 31, 2002 to $31.23 in the quarter ended December 31, 2003. The effect of this increase in the Average WTI Price during the first quarter of the 2004 as compared to the first quarter of 2003 was partially offset by period-to-period increases in Adjustable Chargeable Costs and Production Taxes, which increased 7.5% between the two quarterly periods.

Trust administrative expenses declined 32.7% in the first six months of 2004 from the first six months of 2003. The higher administrative expenses in the first half of 2003 were due principally to a one-time $315,360 payment by the Trust during the first quarter of 2003 to BP America Inc., a subsidiary of BP, to reimburse BP America for annual fees paid by BP America to the New York Stock Exchange for listing the Units. Such annual listing fees are payable by the Trust under the terms of the Trust Agreement. The listing fees for the years 1990 through 1999, aggregating $315,360, had been invoiced by the New York Stock Exchange to BP America, which inadvertently paid them on behalf of the Trust and subsequently sought reimbursement when the error was discovered.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

In July 2004 the Trust received a cash distribution of $21,566,044 from the Company with respect to the quarter ended June 30, 2004. On July 19, 2004 the Trust distributed $21,351,993 (approximately $0.9978 per Unit), the amount received from the Company less the net amount of interest income and Trust administrative expenses, to Unit holders of record on July 14, 2004.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
	By:	THE BANK OF NEW YORK,
as Trustee

	By:	/s/ Remo J. Reale
Remo J. Reale
Vice President
Date: August 9, 2004

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