Form 10-Q
period 2004-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2004-11-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
_______________

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

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

     As of November 5, 2004, 21,400,000 Units of Beneficial Interest were outstanding.

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30,	December 31,
	2004	2003
Assets	(Unaudited)

Royalty Interest, net (Notes 1, 2, and 3)	$12,553	$14,060

Cash and cash equivalents (Note 2)	1,004	986

Total Assets	$13,557	$15,046

Liabilities and Trust Corpus

Accrued expenses	$244	$316
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	13,313	14,730

Total Liabilities and Trust Corpus	$13,557	$15,046

The accompanying notes are an integral part of these financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Royalty revenues	$21,566	$12,147	$54,567	$42,407
Interest income	2	2	7	8
Less: Trust administrative expenses	(212)	(225)	(752)	(1,027)

Cash earnings	$21,356	$11,924	$53,822	$41,388

Cash distributions	$21,352	$11,823	$53,804	$41,526

Cash distributions per unit	$0.9978	$0.5525	$2.5142	$1.9405

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,00

The accompanying notes are an integral part of these financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Trust Corpus at beginning of period	$13,822	$15,608	$14,730	$16,498
Cash earnings	21,356	11,924	53,822	41,388
Decrease (increase) in accrued expenses	(10)	84	72	437
Cash distributions	(21,352)	(11,823)	(53,804)	(41,526)
Amortization of Royalty Interest	(503)	(502)	(1,507)	(1,506)

Trust Corpus at end of period	$13,313	$15,291	$13,313	$15,291

The accompanying notes are an integral part of these financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2004

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
September 30, 2004

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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:

a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three and nine months ended September 30, 2004 and 2003 was $0.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2004

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of September 30, 2004 and December 31, 2003 and the modified cash earnings and distributions and changes in Trust Corpus for the three-month and nine-month periods ended September 30, 2004 and 2003. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2004 and December 31, 2003, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

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

(3)	Royalty Interest

The Royalty Interest is comprised of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(348,929)	(347,422)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$12,553	$14,060

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2004

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

Results of Operations

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, 2004 and 2003 are attributable to the Company’s operations during the quarters ended June 30, 2004 and 2003, respectively.

The following table shows the factors for the quarters ended June 30, 2004 and 2003 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended September 30, 2004 and 2003 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

	Quarter ended June 30,
	2004		2003
Average WTI Price		$38.31		$29.07
Chargeable Costs	$12.00		$11.75
Cost Adjustment Factor	1.4561		1.4129
Adjusted Chargeable Costs	$17.47		$16.60
Production Taxes	$4.79		$3.44

		$22.26		$20.04

Per Barrel Royalty		$16.05		$9.03

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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Trust royalty revenues increased by 78% in the quarter ended September 30, 2004 from the corresponding quarter of 2003. The Average WTI price of oil increased by 32% in the quarter ended September 30, 2004 from the quarter ended September 30, 2003. Because Adjusted Chargeable Costs and Production Taxes increased by 11% for the quarter ended September 30,

2004 from the quarter ended September 30, 2003, the period to period percentage increase in the per barrel royalty exceeded the increase in the Average WTI price of oil.

Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003

Trust royalty revenues increased 29% in the nine months ended September 30, 2004 from the corresponding period in 2003. Trust administrative expenses have declined during the first nine months of 2004 from the expenses during the first nine months of 2003 by 27%, primarily due to a one-time $315,360 payment by the Trust during the first quarter of 2003 to BP America Inc., a subsidiary of BP, to reimburse BP America for annual fees paid by BP America to the New York Stock Exchange for listing the Units. Such annual listing fees are payable by the Trust under the terms of the Trust Agreement. The listing fees for the years 1990 through 1999, aggregating $315,360, had been invoiced by the New York Stock Exchange to BP America, which inadvertently paid them on behalf of the Trust and subsequently sought reimbursement when the error was discovered.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See discussion above under Item 2 — Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based on that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. There has not been any change in the Trust’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of rule 13a-15 or Rule 15d-15 that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     (a)    On October 15, 2004 the Trust received a cash distribution of $28,114,318 from the Company with respect to the quarter ended September 30, 2004. On October 18, 2004 the Trust distributed $27,897,502 (approximately $1.3036 per Unit), representing funds available to the Trustee net of Trust expenses, to Unit holders of record on October 14, 2004.

     (b)    Not applicable.

Item 6. Exhibits.

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

Date: November 5, 2004

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

*4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

*4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

*4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

*4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The standard Oil Company and BP Prudhoe Bay Royalty Trust.

31.	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

*	Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (Commission File No. 1-10243).