Form 10-K
period 2004-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2005-03-31
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

THE BANK OF NEW YORK, TRUSTEE
101 BARCLAY STREET
NEW YORK, NEW YORK	10286
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 815-2492

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $696,998,000.

     As of March 30, 2005, 21,400,000 Units of Beneficial Interest were outstanding.

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

     Upon creation of the Trust, the Company conveyed to Standard Oil, and Standard Oil, in turn, conveyed to the Trust an overriding royalty interest (the “Royalty Interest”), which entitles the Trust to a royalty on 16.4246 percent of the first 90,000 Barrels1 of the average actual daily net production of oil and condensate per quarter from the working interest of the Company as of February 28, 1989 in the Prudhoe Bay Unit located on the North Slope in Alaska (see “THE PRUDHOE BAY UNIT” below). The Royalty Interest is free of any exploration and development expenditures.

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

     The Trust does not have an Internet web site from which information concerning the Trust may be obtained; however the Trust will make available free of charge upon request paper or electronic copies of its reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, as soon as reasonably practicable after the Trust electronically files such material with the SEC. Requests for copies of reports should be made, if by mail, to: The Bank of New York, 101 Barclay Street, New York, NY 10286, Attention: Mr. Remo Reale, Corporate Trust Department; if by telephone, to: (212) 815-2492; and, if by e-mail, to: rreale@bankofny.com. See “THE UNITS — Reports to Unit Holders” below for information concerning reports provided to Unit holders by the Trustee.

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

Property of the Trust

     Except for cash and cash equivalents held by the Trustee from time to time, the property of the Trust consists exclusively of the Royalty Interest. The Royalty Interest was conveyed to the Trust by an Overriding Royalty Conveyance dated February 27, 1989 from the Company to Standard Oil and a Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively herein as the “Conveyance”. For a description of the terms of the Royalty Interest, see “THE ROYALTY INTEREST” below. The discussion of the terms of the Conveyance herein is qualified in its entirety by reference to the relevant provisions of the Overriding Royalty Conveyance and the Trust Conveyance which are filed with the SEC as exhibits to this report.

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

Liabilities and Reserve for Contingencies

     Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities incurred by the Trust are routine administrative expenses, such as Trustee’s fees, and accounting, legal and other professional fees.

     The Trustee is obligated to borrow funds required to pay liabilities of the Trust when due, and to pledge or otherwise encumber the Trust’s assets, if it determines that the cash on hand is insufficient to pay such liabilities and that it is not practical to pay such liabilities out of funds anticipated to be available for subsequent quarterly distributions. Borrowings must be repaid in full before any further distributions are made to holders of Units. As discussed above under “Duties and Limited Powers of Trustee,” under certain circumstances the Trustee may establish a cash reserve for the payment of material liabilities of the Trust. In 1999, the Trustee established a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. See Item 7 in Part II below.

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

Per Barrel Royalty

     The “Per Barrel Royalty” in effect for any day is an amount equal to the WTI Price for such day less the sum of (i) the product of the Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. Based on the WTI Price on December 31, 2004, current Production Taxes and Chargeable Costs adjusted in accordance with the Conveyance, the Company estimates that Per Barrel Royalty payments will continue through the year 2019.

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

Chargeable Costs

     The “Chargeable Costs” per Barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent the Company’s actual costs of production. Chargeable Costs per Barrel for the five calendar years ended December 31, 2004 were: $10.00 during 2000; $10.75 during 2001; $11.25 during 2002; $11.75 during 2003 and $12.00 during 2004. Chargeable Costs for the calendar year ending December 31, 2005 and subsequent years are shown in the following table:

For the		For the
Year Ending	Chargeable Costs	Year Ending	Chargeable Costs
December 31	Per Barrel	December 31	Per Barrel
2005	$12.25	2013	$16.80
2006	12.50	2014	16.90
2007	12.75	2015	17.00
2008	13.00	2016	17.10
2009	13.25	2017	17.20
2010	14.50	2018	20.00
2011	16.60	2019	23.75
2012	16.70	2020	26.50

     After 2020, Chargeable Costs increase at a uniform rate of $2.75 per year.

     Chargeable Costs will be reduced by up to $1.20 per Barrel in 2006 and subsequent years if, between January 1, 2001 and December 31, 2005, either (a) an additional 400,000,000 STB of proved reserves (before taking into account any production therefrom) have not been added to proved reserves allocated to the Subject Leases (including, for the purpose of this calculation, a credit equal to the number of STB of proved reserves in excess of 300,000,000 added to the Company’s reserves after December 31, 1987 and before January 1, 2001), or (b) an additional 100,000,000 STB of proved reserves (before taking into account any production therefrom) have not been added to the reserves allocated to the Subject Leases, without allowing any credit for additions prior to January 1, 2001. In general, “proved reserves” for purposes of this determination consist of the Company’s estimate (determined to be reasonable by independent petroleum engineers) of the quantities of crude oil and condensate that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years under existing economic and operating conditions from the Prudhoe Bay (Permo-Triassic) Reservoir in the Prudhoe Bay Unit. See “THE PRUDHOE BAY UNIT — Reserve Estimates” below.

     As of December 31, 1987, the proved reserves of crude oil and condensate allocated to the Subject Leases were 2,035.6 million STB. Since that date, the Company has made the additions (and deductions) to its estimates of proved reserves allocated to the Subject Leases (before taking into account any production from such additions) as shown in the following table:

	Additions to Proved Reserves
Year Ended
December 31	Annual	Cumulative
	(Million STB)
1988 — 1994		668.0
1995	92.2	760.2
1996	(21.0)	739.2
1997	(1.5)	737.7
1998	(0.5)	737.2
1999	0.0	737.2
2000	57.3	794.5
2001	20.5	815.0
2002	0.0	815.0
2003	0.0	815.0
2004	127.0	942.0

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

Per Barrel Royalty Calculations

     The following table shows how the above-described factors interacted during each of the past five years to produce the Per Barrel Royalty paid for each of the calendar quarters indicated. See “THE UNITS — Distributions of Income” below.

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2000:
1st Qtr	$28.86	$10.00	1.307	$13.07	$3.48	$12.31
2nd Qtr	28.87	10.00	1.319	13.19	3.47	12.21
3rd Qtr	31.63	10.00	1.330	13.30	3.88	14.45
4th Qtr	31.98	10.00	1.341	13.41	3.92	14.66

2001:
1st Qtr	28.83	10.75	1.354	14.55	3.44	10.84
2nd Qtr	27.92	10.75	1.368	14.71	3.29	9.92
3rd Qtr	26.82	10.75	1.367	14.69	3.13	9.00
4th Qtr	20.41	10.75	1.366	14.68	2.17	3.56

2002:
1st Qtr	21.67	11.25	1.369	15.40	2.36	3.91
2nd Qtr	26.28	11.25	1.384	15.57	3.04	7.67
3rd Qtr	28.33	11.25	1.391	15.65	3.34	9.34
4th Qtr	28.25	11.25	1.396	15.70	3.33	9.22

2003:
1st Qtr	34.08	11.75	1.410	16.57	4.19	13.32
2nd Qtr	29.07	11.75	1.413	16.60	3.44	9.03
3rd Qtr	30.30	11.75	1.421	16.70	3.62	9.98
4th Qtr	31.23	11.75	1.421	16.69	3.76	10.78

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2004:
1st Qtr	$35.18	$12.00	1.434	$17.20	$4.34	$13.64
2nd Qtr	38.31	12.00	1.456	17.47	4.79	16.05
3rd Qtr	43.78	12.00	1.459	17.51	5.61	20.66
4th Qtr	48.35	12.00	1.471	17.65	6.29	24.41

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

THE PRUDHOE BAY UNIT

General

     The Prudhoe Bay field (the “Field”) is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Field, which was discovered in 1968 by BP and others, has been in production since 1977. The Field is the largest producing oil field in North America. As of December 31, 2004, approximately 10.7 billion STB of oil and condensate had been produced from the Field. Field development is well advanced with approximately $18.8 billion gross capital spent and a total of about 2,138 wells drilled. Other large fields located in the same area include the Kuparuk, Endicott, and Lisburne fields. Production from those fields is not included in the Royalty Interest.

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

Prudhoe Bay Unit Operation and Ownership

      Since several oil companies hold acreage within the Field, the Prudhoe Bay Unit was established to optimize Field development. Other Field owners include affiliates of Exxon Mobil Corporation (“Exxon Mobil”), ConocoPhillips, ChevronTexaco Corporation and Forest Oil Corporation. The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to the Prudhoe Bay Unit owners. The Prudhoe Bay Unit, which became effective on April 1, 1977, divided the Field into two operating areas. Prior to July 1, 2000, the Company was the operator of the Western Operating Area and Arco Alaska Inc., a subsidiary of the Atlantic Richfield Company, was the operator of the Eastern Operating Area. Oil and condensate production came from both the Western Operating Area and the Eastern Operating Area. On July 1, 2000, following the acquisition by BP of Atlantic Richfield Company, the Company became the sole operator of the Field.

     The Prudhoe Bay Unit Operating Agreement specifies the allocation of production and costs to the working interest owners. The Prudhoe Bay Unit Operating Agreement also defines operator responsibilities and voting requirements and is unusual in its establishment of separate participating areas for the gas cap and oil rim.

     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2004 is summarized in the following table:

	Oil Rim		Gas Cap
BP	26.35	%(a)	26.35	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.07		36.07
Others	1.18		1.18

Total	100.00%		100.00%

_______________

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

Historical Production

     Production from the Field began on June 19, 1977, with the completion of the Trans Alaska Pipeline System. The pipeline has a capacity of approximately 1.4 million STB of oil per day.

     As of December 31, 2004 there were about 1,109 active producing oil wells, 33 gas reinjection wells, 82 water injection wells and 136 water and miscible gas injection wells in the Field. In terms of individual well performance, oil production rates range from one STB to 4,500 STB of oil per day. Currently, the average well production rate is about 317 STB of oil per day.

     The Company’s share of the hydrocarbon liquids production from the Field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay

Unit Operating Agreement, the Field’s production and the share of oil and condensate (net of State of Alaska royalty) allocated to the Subject Leases have been as follows during the periods indicated:

	Oil		Condensate
Year Ended		Subject		Subject
December 31	Total Field	Leases	Total Field	Leases
		(Thousand STB per day)
2000	364.0	161.4	146.7	17.8
2001	324.9	144.1	131.2	15.9
2002	293.8	130.3	121.5	14.7
2003	273.2	121.2	113.8	13.8
2004	243.4	107.9	109.0	13.2

Transportation of Prudhoe Bay Oil

     Production from the Field is carried to Pump Station 1, which is the starting point for the Trans Alaska Pipeline System, through two 34-inch diameter transit lines, one from each half of the Field. At Pump Station 1, Alyeska Pipeline Service Company, the pipeline operator, meters the oil and pumps it south in the 48-inch diameter pipeline to Valdez where it is either loaded onto marine tankers or stored temporarily. It takes the oil about seven days to make the trip.

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

Reserve Estimates

     The net proved remaining reserves of oil and condensate associated with the Subject Leases is approximately 941.4 million STB as of December 31, 2004. This current estimate of reserves is based upon various assumptions, including a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate pursuant to the procedures of the Prudhoe Bay Unit Operating Agreement. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. The Company anticipates that net production from current proved reserves allocated to the Subject Leases will exceed 90,000 Barrels per day until the year 2013. The occurrence of major gas sales could accelerate the time at which the Company’s net production would fall below 90,000 Barrels per day, due to the consequent decline in reservoir pressure. The Company also projects continued economic production thereafter, at a declining rate, until the year 2050; however, for the economic conditions and production forecast as of December 31, 2004, it is estimated that royalty payments will cease following the year 2019.

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

     The reserves attributable to the Trust’s Royalty Interest constitute only a part of the overall reserves allocated to the Subject Leases. The Company has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2004 were 77.4 million Barrels of oil and condensate. Using procedures specified in Financial Accounting Standards Board Statement of Financial Standards No. 69, the Company calculated that as of December 31, 2004 production of oil and condensate from the proved reserves allocated to the Trust will result in estimated future net revenues to the Trust of $1,130.9 million, with a present value of $676.3 million. The Company’s estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.

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

     The following table shows the net remaining proved reserves of oil and condensate allocated to the Subject Leases, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

	Net Proved Reserves		WTI Price
December 31	Subject Leases (a)	Trust (b)	Per Barrel
(Million STB)
2000	999.6	90.7	$26.83
2001	961.7	43.2	19.78
2002	908.7	85.8	31.23
2003	858.7	77.9	32.55
2004	941.4	77.4	43.46

(a)	Includes proved undeveloped reserves of 137.3 million STB at December 31, 2000; 112.5 million STB at December 31, 2001; 5.5 million STB at December 31, 2002; 139.9 million STB at December 31, 2003; and 115.4 million STB at December 31, 2004.

(b)	Includes proved undeveloped reserves of 6.4 million STB at December 31, 2000; 0.03 million STB at December 31, 2002; 11.0 STB at December 31, 2003; and 9.1 million STB at December 31, 2004. No proved undeveloped reserves were attributable to the Trust at December 31, 2001.

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

February 21, 2005

The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street, 8 West
New York, New York 10286

Re:	Estimates of Proved Reserves,
Future Production Rates, and
Future Net Revenues for the
BP Prudhoe Bay Royalty Trust
As of December 31, 2004

Gentlemen:

     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc., and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2004. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.

     The estimates and calculations reviewed are summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 18, 2005 addressed to Mr. Remo J. Reale of The Bank of New York and signed by Ms. Maureen Johnson. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and (6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust

MILLER AND LENTS, LTD

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 21, 2005

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

     As a result of our cumulative reviews, based on the foregoing, we conclude that:

1.	A large body of basic data and detailed analyses are available and were used in making the estimates. In our judgment, the quantity and quality of currently available data on reservoir boundaries, original fluid contacts, and reservoir rock and fluid properties are sufficient to indicate that any future revisions to the estimates of total original in-place volumes should be minor. Furthermore, the data and analyses on recovery factors and future production rates are sufficient to support the Proved Reserves estimates.

2.	The methods and procedures employed to accumulate and evaluate the necessary information and to estimate, document, and reconcile reserves, annual production rate forecasts, and future net revenues are effective and are in accordance with generally accepted geological and engineering practice in the petroleum industry.

3.	Based on our limited independent tests of the computations of reserves, production flowstreams, and future net revenues, such computations were performed in accordance with the methods and procedures described to us.

4.	The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2004, of 77.40 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 77.40 million barrels of total Proved Reserves, 68.29 million barrels are Proved Developed Reserves, and 9.11 million barrels are Proved Undeveloped Reserves.

MILLER AND LENTS, LTD

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 21, 2005

5.	Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2004 production of the Proved Reserves will result in Estimated Future Net Revenues of $1,130.9 million and Present Value of Estimated Future Net Revenues of $676.3 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

6.	BP Exploration (Alaska) Inc. estimated that, as of December 31, 2004, 942.0 million barrels of Proved Reserves have been added to Current Reserves. This estimate is reasonable. Current Reserves are defined in the Overriding Royalty Conveyance as net Proved Reserves of 2,035.6 million barrels as of December 31, 1987. Net additions to Proved Reserves after December 31, 1987 affect the Chargeable Costs that are used to calculate the Per Barrel Royalty paid to the BP Prudhoe Bay Royalty Trust.

7.	The BP Exploration (Alaska) Inc. projection that its net production of oil and condensate from Proved Reserves will continue at an average rate exceeding 90,000 barrels per day until the year 2013 is reasonable. As long as the Per Barrel Royalty has a positive value, average daily production attributable to the BP Prudhoe Bay Royalty Trust will remain constant until the net production falls below 90,000 barrels per day; thereafter, production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.’s net production level.

8.	Based on the West Texas Intermediate Price of $43.46 per barrel on December 31, 2004, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2019 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2050; however, for the economic conditions and production forecast as of December 31, 2004 the Per Barrel Royalty will be zero following the year 2019. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

9.	Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

     Estimates of ultimate and remaining reserves and production scheduling depend upon assumptions regarding expansion or implementation of alternative projects or development programs and upon strategies for production optimization. BP Exploration (Alaska) Inc. has continual reservoir management, surveillance, and planning efforts dedicated to (1) gathering new information, (2) improving

MILLER AND LENTS, LTD

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 21, 2005

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

     Future production rates will be controlled by facilities limitations and upsets, well downtime, and the effectiveness of programs to optimize production and costs. BP Exploration (Alaska) Inc. currently expects continued economic production from the reservoir at a declining rate through the year 2050. Additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate but not eliminate the decline in gross oil and condensate production capacity.

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

MILLER AND LENTS, LTD

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 21, 2005

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

WPK/bb

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

Backup Withholding

     A payor must withhold 28 percent of any reportable payment if the payee fails to furnish his taxpayer identification number (“TIN”) to the payor in the required manner or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Unit holders will avoid backup withholding by furnishing their correct TINs to the Trustee in the form required by law.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of Unit holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE UNITS, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF UNITS

     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2004.

			Distributions
	High	Low	Per Unit
2003:
First Quarter	$16.39	$13.61	$0.580
Second Quarter	19.18	13.75	0.808
Third Quarter	20.19	16.19	0.552
Fourth Quarter	28.90	19.44	0.623
2004:
First Quarter	$30.25	$22.50	$0.670
Second Quarter	32.90	26.31	0.846
Third Quarter	40.00	32.13	0.998
Fourth Quarter	50.50	39.35	1.304

     As of March 25, 2005, 21,400,000 Units were outstanding and were held by 826 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2004.

     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual production from the Prudhoe Bay Unit. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents in summary form selected financial information regarding the Trust.

	2004	2003	2002	2001	2000
	(in thousands, except per Unit amounts)
Royalty revenues	$82,682	55,986	33,061	59,934	65,026
Interest income	$11	10	23	70	92
Trust administration expenses	$976	1,168	822	724	732
Expenses reserve	$—	—	—	—	500

Cash earnings	$81,717	54,828	32,262	59,280	63,886
Cash distributions	$81,702	54,867	32,246	59,319	63,838
Cash distributions per unit	$3.818	2.564	1.507	2.772	2.983
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

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

Liquidity and Capital Resources

     The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Item 1 for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trustee does have a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “BUSINESS — The Trust” in Item 1.

      In 1999, due to declines in oil prices during the fourth quarter of 1998 and the first quarter of 1999 which resulted in the Trust not receiving cash distributions for two quarters, the Trustee established a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

     Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from the Company and paid to the holders of Units on each Quarterly Record Date.

     As discussed under “BUSINESS — Certain Tax Considerations,” amounts received by the Trust as quarterly distributions (and earnings on investment of the cash reserve) are income to the holders of the Units for the taxable year in which such amounts are received by the Trust and must be reported by the holders of the Units even if a portion of such amounts are used to repay borrowings by the Trust or add to the cash reserve and are not received by the holders of the Units.

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

     During the years 2003 and 2004 and the period of 2005 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2005 will depend on WTI Prices prevailing during the remainder of the year.

2004 compared to 2003

     Continued increases in world oil prices drove higher WTI Prices in the fourth quarter of 2003 and the first three quarters of 2004 (the period on which calendar 2004 cash basis revenues were based), which averaged 22% higher during that period than during the twelve months ended September 30, 2003. As a result, royalty revenues during 2004 rose approximately 48% from 2003, and cash distributions rose approximately 49%. Chargeable Costs per Barrel increased from $11.75 to $12.00, beginning in the first quarter of 2004. Continued increases in the Cost Adjustment Factor, increases in Production Taxes, which averaged approximately 27% higher during the twelve months ended September 30, 2004 than in the prior twelve-month period, and the increase in Chargeable Costs mitigated the effect of the increase in WTI Prices on the Trust’s revenues in 2004.

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the “Trust”) as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of The Bank of New York, as the Trust’s trustee (the “Trustee”). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the trustee, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the trust as of December 31, 2004 and 2003 and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004 in conformity with the modified cash basis of accounting described in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2005 expressed an unqualified opinion on the trustee’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 30, 2005

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31,	December 31,
	2004	2003
Assets
Royalty Interest, net (Notes 1, 2 and 3)	$12,051	$14,060
Cash and cash equivalents (Note 2)	1,001	986

Total Assets	$13,052	$15,046

Liabilities and Trust Corpus
Accrued expenses	$171	$316
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding	12,881	14,730

Total Liabilities and Trust Corpus	$13,052	$15,046

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31,
	2004	2003	2002
Royalty revenues	$82,682	$55,986	$33,061
Interest income	11	10	23
Less: Trust administrative expenses	(976)	(1,168)	(822)

Cash earnings	$81,717	$54,828	$32,262

Cash distributions	$81,702	$54,867	$32,246

Cash distributions per unit	$3.818	$2.564	$1.507

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	December 31,
	2004	2003	2002
Trust Corpus at beginning of year	$14,730	$16,498	$18,564
Cash earnings	81,717	54,828	32,262
Decrease (increase) in accrued expenses	145	279	(73)
Cash distributions	(81,702)	(54,867)	(32,246)
Amortization of Royalty Interest	(2,009)	(2,008)	(2,009)

Trust Corpus at end of year	$12,881	$14,730	$16,498

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
December 31, 2004

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
December 31, 2004

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

(2) Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:

a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2004, 2003, and 2002 was $0.37. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Most accounting pronouncements apply to entities whose financial statements are prepared in accordance with generally accepted accounting principles, directing such entities to accrue or defer revenues and expenses in a period other than when such revenues were received or expenses were paid. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements.

As of December 31, 2004 and 2003, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
December 31, 2004

environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

(3) Royalty Interest

The Royalty Interest is comprised of the following at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(349,431)	(347,422)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$12,051	$14,060

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
December 31, 2004

(5) Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands, except unit data):

	2004 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$14,659	18,342	21,566	28,115
Interest income	2	3	2	4
Trust administrative expenses	(216)	(324)	(212)	(224)

Cash earnings	14,445	18,021	21,356	27,895
Cash distributions	14,343	18,109	21,352	27,898
Cash distributions per unit	0.670	0.846	0.998	1.304

	2003 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$12,538	17,722	12,147	13,579
Interest income	4	2	2	2
Trust administrative expenses	(469)	(333)	(225)	(141)

Cash earnings	12,073	17,391	11,924	13,440
Cash distributions	12,412	17,291	11,823	13,341
Cash distributions per unit	0.580	0.808	0.553	0.623

	2002 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$4,841	5,205	10,314	12,701
Interest income	7	5	6	5
Trust administrative expenses	(216)	(298)	(130)	(178)

Cash earnings	4,632	4,912	10,190	12,528
Cash distributions	4,621	4,931	10,185	12,509
Cash distributions per unit	0.216	0.230	0.476	0.585

	Fiscal Year Ended
	2004	2003	2002
Royalty revenues	$82,682	55,986	33,061
Interest income	11	10	23
Trust administrative expenses	(976)	(1,168)	(822)

Cash earnings	81,702	54,828	32,262
Cash distributions	81,702	54,867	32,246
Cash distributions per unit	3.818	2.564	1.507

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
December 31, 2004

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between the Company and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 2004 ($43.46 per barrel), December 31, 2003 ($32.55 per barrel) and December 31, 2002 ($31.23 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. The Royalty Interest includes a provision under which, in years subsequent to 2006, if additions to the Field’s proved reserves from January 1, 1988 (after certain adjustments) do not meet certain specified levels, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year. Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time. Accordingly, in estimating the reserve volumes attributable to the Trust, Chargeable Costs were reduced by the maximum amount in years subsequent to 2006, after considering the amount of reserves that have been added to the Field’s proved reserves from January 1, 1988.

Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2004, 2003 and 2002, based on the Company’s latest reserve estimate at such time, the WTI Prices on December 31, 2004, 2003 and 2002, and a reduction in Chargeable Costs in years subsequent to 2006, if reserve additions do not meet specified levels, were estimated to be 77, 78 and 86 million barrels, respectively (of which 68, 67 and 86 million barrels, respectively, are proved developed).

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
December 31, 2004

may be produced after the currently anticipated end of field life. At December 31, 2004, 2003 and 2002, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $43.46, $32.55 and $31.23, respectively, were as follows (in thousands):

	December 31,
	2004	2003	2002
Future net cash flows	$1,130,851	$644,691	$653,236
10% annual discount for estimated timing of cash flows	(454,532)	(249,373)	(264,803)

Standardized measure of discounted future net cash flow relating to proved reserves	$676,319	$395,318	$388,433

The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2004	2003	2002
Revisions of prior estimates:
Reserve volumes	$6,123	$(3,915)	$90,906
WTI price	494,363	56,270	351,779
Adjusted chargeable costs (a)	(80,201)	(15,712)	(11,116)
Production taxes	(72,641)	(7,666)	(52,134)
Other	(15)	8	0

	347,629	28,985	379,435
Royalty income received (b)	(106,160)	(60,943)	(42,747)
Accretion of discount	39,532	38,843	4,704

Net increase (decrease) during the year	$281,001	$6,885	$341,392

(a)	Adjusted chargeable costs are the fixed cost amounts per barrel of royalty production specified in the Overriding Royalty Conveyance, adjusted for inflation.

(b)	For the purpose of this calculation, Royalty income received for 2004, 2003 and 2002 includes the following:

Period October 1, 2004 through December 31, 2004	$33,197
Period October 1, 2003 through December 31, 2003	$14,659
Period October 1, 2002 through December 31, 2002	$12,538

The above royalty income was received by the Trust in January 2005, 2004 and 2003, respectively.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
December 31, 2004

The changes in quantities of proved oil and condensate were as follows (in thousands of barrels):

Estimated net proved reserves of oil and condensate at December 31, 2001	43,193
Production	(5,395)
Reserve estimate revisions	—
Change caused by prices/costs	48,020

Estimated net proved reserves of oil and condensate at December 31, 2002	85,818
Production	(5,395)
Reserve estimate revisions	(2,481)
Change caused by prices/costs	—

Estimated net proved reserves of oil and condensate at December 31, 2003	77,942
Production	(5,410)
Reserve estimate revisions	635
Change caused by prices/costs	4,237

Estimated net proved reserves of oil and condensate at December 31, 2004	77,404

Proved reserves:
December 31, 2002	85,818

December 31, 2003	77,942

December 31, 2004	77,404

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Trustee has controls and other procedures that are designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These controls and procedures include but are not limited to controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the responsible trust officers of the Trustee to allow timely decisions regarding required disclosure.

     As of the end of calendar 2004, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. These officers concluded that the disclosure controls and procedures are effective, but are subject to certain inherent limitations resulting from the limited powers granted to, and the limited duties assumed by, the Trustee in the Trust Agreement and the Conveyance, the instruments which govern the operation of the Trust. The governing instruments give the Trustee no responsibility for the operation of the Prudhoe Bay Unit or authority over the Company, Standard Oil or BP. Under the terms of the Conveyance, however, the Company has various disclosure and reporting obligations, including those summarized below.

     The Conveyance requires the Company to provide the Trust with the following information and reports:

     1. Such information concerning the Royalty Interest as the Trustee may need and to which the Company has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are issued.

     2. A report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, the Company’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of the Company’s estimates of proved reserves from prior years) added to the total proved reserves allocated to the Subject Leases as of December 31, 1987 during the preceding year. (See “THE ROYALTY INTEREST — Chargeable Costs” in Item 1.)

     3. At least 12 days prior to each Quarterly Record Date, information as to the amount to be paid to the Trust on the next Quarterly Record Date.

     4. A royalty statement within five working days after the end of each calendar quarter consisting of a computation, supported by data required to perform the computation, of the amount to be paid to the Trust at the next Quarterly Record Date.

In addition, the Conveyance gives the Trust and its independent accountants certain rights to inspect the books and records of the Company and discuss the affairs, finances and accounts of the Company relating to the Subject Leases with representatives of the Company; it also requires the Company to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which the Company has access.

     The Trustees disclosure controls and procedures include ensuring that it receives on a timely basis the information and reports provided by the Company, that the appropriate responsible personnel of the Trustee examine such information and reports and that information requested from and provided by the Company is included in the reports that the Trust files or submits under the Exchange Act. However, the Trustee does not have the means to evaluate the accuracy or completeness of the information and reports supplied by the Company, nor does it have the power to ensure that information concerning the Prudhoe Bay Unit and the Subject Leases that might be considered material by the holders of the Units, but which is not specifically required by the Conveyance, is supplied to the Trustee by the Company.

Internal Control Over Financial Reporting

     Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2004.

     The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of BP Prudhoe Bay Royalty Trust:

We have audited the Trustee’s assessment, included in Trustee’s Report on Internal Control over Financial Reporting under Item 9A of the accompanying Annual Report on Form 10-K, that BP Prudhoe Bay Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The trustee of BP Prudhoe Bay Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the trustee’s assessment and an opinion on the effectiveness of the trust’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the modified cash basis of accounting. The Trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trustee’s assessment that BP Prudhoe Bay Royalty Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph that described the trust’s method of accounting as explained in Note 2 to the financial statements.

/s/ KPMG LLP

Dallas, Texas

March 30, 2005

      Changes in Internal Control Over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting identified in connection with the Trustee’s evaluation of the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2004 was as follows:

		Transfer Agent
		and Registrar
Year ended December 31,	Trustee’s Fees	Fees
2004	$116,378	$6,647
2003	114,572	7,381
2002	114,572	7,889

     Under the Trust Agreement, the Trustee is entitled to receive on each Quarterly Record Date a quarterly fee consisting of: (i) a quarterly administrative fee, per Unit outstanding on the Quarterly Record Date, of $.0011; and (ii) a transfer service fee, per Unit holder account as of such Quarterly Record Date, of $1.50. Both the administrative service fee and the transfer service fee are subject to increase for each calendar year commencing after December 31, 1990 by the proportionate increase, if any, during the preceding calendar year in the Consumer Price Index, as defined in the Overriding Royalty Conveyance, during the preceding calendar year. Pursuant to the Trust Agreement, the Trustee also bills the Trust for certain reimbursable expenses.

ITEM 12. UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

     No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

     As of March 30, 2005, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for services performed by KPMG LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit	$108,000	$73,000
Audit related	14,500	14,500
Tax	200,000	200,000
Other	—	—

	$322,500	$287,500

     The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

     The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2004 and 2003
Statements of Cash Earnings and Distributions for the years ended December 31, 2004, 2003 and 2002
Statements of Changes in Trust Corpus for the years ended December 31, 2004, 2003 and 2002
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

March 31, 2005

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