Form 10-Q
period 2005-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2005-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     As of May 9, 2005, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	March 31,	December 31,
	2005	2004
Assets

Royalty Interest, net (Notes 1, 2, and 3)	$11,549	$12,051

Cash and cash equivalents (Note 2)	1,001	1,001

Total Assets	$12,550	$13,052

Liabilities and Trust Corpus

Accrued expenses	$379	$171

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	12,171	12,881

Total Liabilities and Trust Corpus	$12,550	$13,052

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands, except unit data)

	Three Months Ended
	March 31,
	2005	2004
Royalty revenues	$33,197	$14,659
Interest income	5	2

Less: Trust administrative expenses	(151)	(216)

Cash earnings	$33,051	$14,445

Cash distributions	$33,051	$14,343

Cash distributions per unit	$1.5444	$0.6702

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Trust Corpus at beginning of period	$12,881	$14,730
Cash earnings	33,051	14,445
(Increase) in accrued expenses	(208)	(35)
Cash distributions	(33,051)	(14,343)
Amortization of Royalty Interest	(502)	(502)

Trust Corpus at end of period	$12,171	$14,295

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2005

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (the “Company”), The Bank of New York (the “Trustee”) and The Bank of New York (Delaware), as co-trustee (the “Trust Agreement”). Standard Oil and the Company are indirect wholly owned subsidiaries of the BP p.l.c. (“BP”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from the Company’s working interest as of February 28, 1989 in the oil and gas unit situated on the North Slope of Alaska (the “Prudhoe Bay Unit”). Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of the Company of its payment obligations with respect to the Royalty Interest.

Effective January 1, 2000, the Company and all other Prudhoe Bay working interest owners cross-assigned interests in the Prudhoe Bay Unit pursuant to the Prudhoe Bay Unit Alignment Agreement. The Company retained all rights, obligations, and liabilities associated with the Trust.

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

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted in certain situations for inflation) and Production Taxes (based on statutory rates then in existence). For years subsequent to 2006, Chargeable Costs will be reduced up to a maximum amount of $1.20 per barrel in each year if additions to proved reserves allocated to the Prudhoe Bay Unit as of December 31, 1987 do not meet certain specific levels.

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
March 31, 2005

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

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2005 and 2004 was $0.38 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2005

less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the Securities and Exchange Commission, as specified in the Codification of Staff Accounting Bulletins, Topic 12:E, Financial Statements Of Royalty Trusts.

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

As of March 31, 2005 and December 31, 2004, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

The financial statements should be read in conjunction with the financial statements and related notes in the Trust’s 2004 Annual Report on Form 10-K. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

(3)	Royalty Interest

The Royalty Interest is comprised of the following at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(349,933)	(349,431)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$11,549	$12,051

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2005

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

Liquidity and Capital Resources

The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.

In 1999, due to declines in oil prices during the fourth quarter of 1998 and the first quarter of 1999, which resulted in the Trust not receiving cash distributions for two quarters, the Trustee established a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from the Company and paid to the holders of Units on each Quarterly Record Date.

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2005 and 2004 are attributable to the Company’s operations during the quarters ended December 31, 2004 and 2003, respectively.

The following table shows the factors for the quarters ended December 31, 2004 and 2003 which were employed to compute the Per Barrel Royalty received by the Trust during the quarters ended March 31, 2005 and 2004 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.

	Quarter ended December 31,
	2004		2003
Average WTI Price		$48.35		$31.23
Chargeable Costs	$12.00		$11.75
Cost Adjustment Factor	1.471		1.421
Adjusted Chargeable Costs	$17.65		$16.69
Production Taxes	$6.29		$3.76

		$23.94		$20.45

Per Barrel Royalty		$24.41		$10.78

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

See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Annual Report for a description of the calculation of the Per Barrel Royalty.

Quarter Ended March 31, 2005 Compared to
Quarter Ended March 31, 2004

As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. Royalty revenues received by the Trust in the quarter ended March 31, 2005 increased 126.5% from the revenues received in the corresponding quarter of 2004, due to a 54.8% period-to-period increase in the Average WTI Price to $48.25 during the quarter ended December 31, 2004 from $31.23 during the quarter ended December 31, 2003. A 17% increase in Adjustable Chargeable Costs and Production Taxes to $23.94 from $20.45 was due principally to the increase in Chargeable Costs to $12.00 in 2004 from $11.75 in 2003, and partially offset the increase in the Per Barrel Royalty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

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

As of the end of period covered by this report, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. These officers concluded that the disclosure controls and procedures are effective, but are subject to certain inherent limitations resulting from the limited powers granted to, and the limited duties assumed by, the Trustee in the Trust Agreement and the Overriding Royalty Conveyance dated February 27, 1989 from the Company to Standard Oil and the Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust (collectively, the

“Conveyance”), the instruments which govern the operation of the Trust. The governing instruments give the Trustee no responsibility for the operation of the Prudhoe Bay Unit or authority over the Company, Standard Oil or BP. Under the terms of the Conveyance, however, the Company has various disclosure and reporting obligations, including those summarized below.

The Conveyance requires the Company to provide the Trust with the following information and reports:

1.	Such information concerning the Royalty Interest as the Trustee may need and to which the Company has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are issued.

2.	A report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, the Company’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of the Company’s estimates of proved reserves from prior years) added to the total proved reserves allocated to the Subject Leases as of December 31, 1987 during the preceding year. (See “THE ROYALTY INTEREST – Chargeable Costs” in Part I, Item 1 of the Annual Report.)

3.	At least 12 days prior to each Quarterly Record Date, information as to the amount to be paid to the Trust on the next Quarterly Record Date.

4.	A royalty statement within five working days after the end of each calendar quarter consisting of a computation, supported by data required to perform the computation, of the amount to be paid to the Trust at the next Quarterly Record Date.

In addition, the Conveyance gives the Trust and its independent accountants certain rights to inspect the books and records of the Company and discuss the affairs, finances and accounts of the Company relating to the leases subject to the Conveyance with representatives of the Company; it also requires the Company to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which the Company has access.

The Trustee’s disclosure controls and procedures include ensuring that it receives on a timely basis the information and reports provided by the Company, that the appropriate responsible personnel of the Trustee examine such information and reports and that information requested from and provided by the Company is included in the reports that the Trust files or submits under the Exchange Act. However, the Trustee does not have the means to evaluate the accuracy or completeness of the information and reports supplied by the Company, nor does it have the power to ensure that information concerning the Prudhoe Bay Unit and the leases subject to the

Conveyance which is not specifically required by the Conveyance, but that might be considered material by the holders of the Units, is supplied to the Trustee by the Company.

Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     (a) In April 2005 the Trust received a cash distribution of $33,413,191 from the Company with respect to the quarter ended March 31, 2005. On April 19, 2005, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $33,060,239 (approximately $1.545 per Unit) to Unit holders of record on April 14, 2005 (Form 8-K, Item 8.01).

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

Date: May 9, 2005

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