Form 10-Q
period 2005-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2005-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to
Commission file number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-6943724 (I.R.S. Employer Identification No.)

The Bank of New York, 101 Barclay Street, New York, NY (Address of Principal Executive Offices)	10286 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 815-2492
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
     As of August 9, 2005, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	June 30,	December 31,
	2005	2004

Assets

Royalty Interest, net (Notes 1, 2, and 3)	$11,047	$12,051

Cash and cash equivalents (Note 2)	996	1,001

Total Assets	$12,043	$13,052

Liabilities and Trust Corpus

Accrued expenses	$408	$171

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	11,635	12,881

Total Liabilities and Trust Corpus	$12,043	$13,052

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Royalty revenues	$33,413	$18,342	$66,610	$33,001
Interest income	9	3	14	5

Less: Trust administrative expenses	(367)	(324)	(518)	(540)

Cash earnings	$33,055	$18,021	$66,106	$32,466

Cash distributions	$33,060	$18,109	$66,111	$32,452

Cash distributions per unit	$1.5449	$0.8462	$3.0893	$1.5164

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Trust Corpus at beginning of period	$12,171	$14,295	$12,881	$14,730
Cash earnings	33,055	18,021	66,106	32,466
(Increase) decrease in accrued expenses	(29)	117	(237)	82
Cash distributions	(33,060)	(18,109)	(66,111)	(32,452)
Amortization of Royalty Interest	(502)	(502)	(1,004)	(1,004)

Trust Corpus at end of period	$11,635	$13,822	$11,635	$13,822

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2005
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
June 30, 2005
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2005 and 2004 was $0.37 and $0.37, respectively, and for the six months ended June 30, 2005 and 2004 it was $$0.38 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
This comprehensive basis of accounting other than generally accepted accounting principles corresponds to the accounting permitted for royalty trusts by the Securities and Exchange

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2005
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
As of June 30, 2005 and December 31, 2004, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

Royalty Interest (at inception)	$535,000	$535,000
Less :Accumulated amortization	(350,435)	(349,431)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$11,047	$12,051

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
June 30, 2005
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 2005 and 2004 are attributable to the Company’s operations during the quarters ended March 31, 2005 and 2004, respectively.
The following tables shows the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the first two quarters of 2005 and 2004 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.
SECOND QUARTER ROYALTY PAYMENTS – 2005 AND 2004

	Royalty Production – 3 months ended 3/31
	2005		2004
Average WTI Price		$49.69		$35.18
Chargeable Costs	$12.25		$12.00
Cost Adjustment Factor	1.477		1.434
Adjusted Chargeable Costs	$18.09		$17.20
Production Taxes	$6.49		$4.34

		$24.58		$21.54

Per Barrel Royalty		$25.12		$13.64

FIRST QUARTER ROYALTY PAYMENTS – 2005 AND 2004

	Royalty Production – 3 months ended 12/31
	2004		2003
Average WTI Price		$48.35		$31.23
Chargeable Costs	$12.00		$11.75
Cost Adjustment Factor	1.471		1.421
Adjusted Chargeable Costs	$17.65		$16.69
Production Taxes	$6.29		$3.76

		$23.94		$20.45

Per Barrel Royalty		$24.41		$10.78

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
Quarter Ended June 30, 2005 Compared to
Quarter Ended June 30, 2004
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2005 increased 82.2% from the revenues received in the corresponding quarter of 2004, due to a 41.3% period-to-period increase in the Average WTI Price from $35.18 during the quarter ended March 31, 2004 to $49.69 during the quarter ended March 31, 2005. A 14% increase in Adjustable Chargeable Costs and Production Taxes from $21.54 to $24.58 was due principally to a 49.5% increase in Production Taxes, and partially offset the effect of the increase in the Average WTI Price.
Six Months Ended June 30, 2005 Compared to
Six Months Ended June 30, 2004
Trust royalty revenues increased 101.8% in the six months ended June 30, 2005 from the corresponding period in 2004, reflecting the cumulative effect of the increase in second quarter revenues described above and a 126.5% increase in revenues during the first quarter of 2005 from the first quarter of 2004. The increase resulted from a 54.8% period-to-period increase in the Average WTI Price, from $31.23 during the quarter ended December 31, 2003 to $48.25 during the quarter ended December 31, 2004. A 17% increase in Adjustable Chargeable Costs and Production Taxes from $20.45 to $23.94 was due principally to an increase in Chargeable Costs, from $11.75 in 2003 to $12.00 in 2004, and partially offset the increase in the Per Barrel Royalty. Average WTI Prices have continued an uninterrupted upward trend during recent fiscal periods; however, the increases in Average WTI Prices have been partially offset by period-to-period increases in Adjustable Chargeable Costs and Production Taxes.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) In July 2005 the Trust received a cash distribution of $37,357,219 from the Company with respect to the quarter ended June 30, 2005. On July 19, 2005, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $36,971,241 (approximately $1.73 per Unit) to Unit holders of record on July 15, 2005 (Form 8-K, Item 8.01).
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

Date: August 9, 2005
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