Form 10-Q
period 2005-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2005-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 9, 2005, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	September 30,	December 31,
	2005	2004
Assets
Royalty Interest, net (Notes 1, 2, and 3)	$10,545	$12,051
Cash and cash equivalents (Note 2)	1,005	1,001

Total Assets	$11,550	$13,052

Liabilities and Trust Corpus
Accrued expenses	$210	$171
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	11,340	12,881

Total Liabilities and Trust Corpus	$11,550	$13,052

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Royalty revenues	$37,357	$21,566	$103,967	$54,567
Interest income	11	2	25	7
Less: Trust administrative expenses	(388)	(212)	(906)	(752)

Cash earnings	$36,980	$21,356	$103,086	$53,822

Cash distributions	$36,971	$21,352	$103,082	$53,804

Cash distributions per unit	$1.7276	$0.9978	$4.8169	$2.5142

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Trust Corpus at beginning of period	$11,635	$13,822	$12,881	$14,730
Cash earnings	36,980	21,356	103,086	53,822
Decrease (increase) in accrued expenses	198	(10)	(39)	72
Cash distributions	(36,971)	(21,352)	(103,082)	(53,804)
Amortization of Royalty Interest	(502)	(503)	(1,506)	(1,507)

Trust Corpus at end of period	$11,340	$13,313	$11,340	$13,313

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2005
(1)   Formation of the Trust and Organization
BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (the “Company”), The Bank of New York (the “Trustee”) and The Bank of New York (Delaware), as co-trustee (the “Trust Agreement”). Standard Oil and the Company are indirect wholly-owned subsidiaries of BP p.l.c. (“BP”).
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
September 30, 2005
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
(2)   Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended September 30, 2005 and 2004 was $0.37 and $0.37 respectively; for the nine months ended September 30, 2005 and 2004 it was $0.37 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2005
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
As of September 30, 2005 and December 31, 2004, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
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
(3)   Royalty Interest
The Royalty Interest is comprised of the following at September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(350,937)	(349,431)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$10,545	$12,051

(4)   Income Taxes
The Trust files its federal tax return as a grantor trust subject to the provisions of subpart E of Part I of Subchapter J of the Internal Revenue Code of 1986, as amended, rather than as an

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2005
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended September 30, June 30 and March 31, 2005 and 2004, respectively, are attributable to the Company’s operations during the quarters ended December 31, 2004 and 2003 and March 31 and June 30, 2005 and 2004, respectively.
The following tables show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the first three quarters of 2005 and 2004 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by the Company.
Calendar 2005

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2004:
4th Qtr	$48.35	$12.00	1.471	$17.65	$6.29	$24.41
2005:
1st Qtr	49.69	12.25	1.477	18.09	6.49	25.12
2nd Qtr	53.09	12.25	1.497	18.34	6.98	27.77
Calendar 2004

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2003:
4th Qtr	$31.23	$11.75	1.421	$16.69	$3.76	$10.78

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2004:
1st Qtr	35.18	12.00	1.434	17.20	4.34	13.64
2nd Qtr	38.31	12.00	1.456	17.47	4.79	16.05
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
Quarter Ended September 30, 2005 Compared to
Quarter Ended September 30, 2004
As explained above, Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended September 30, 2005 increased 73.2% from the revenues received in the corresponding quarter of 2004, due to a 38.6% period-to-period increase in the Average WTI Price from $38.31 per Barrel during the quarter ended June 30, 2004 to $53.09 per Barrel during the quarter ended June 30, 2005. A 13.8% period-to-period increase in total deductible costs from $22.26 per Barrel to $25.32 per Barrel was due principally to a 45.7% increase in Production Taxes chargeable with respect to the quarter ended June 30, 2005, and partially offset the effect of the increase in the Average WTI Price.
Nine Months Ended September 30, 2005 Compared to
Nine Months Ended September 30, 2004
Trust royalty revenues increased 90.5% in the nine months ended September 30, 2005 over the corresponding period in 2004, reflecting the cumulative effect of increases in revenues received during all three quarters of 2005 over revenues received during the corresponding periods of 2004. The revenue increase resulted from continued increases in Average WTI Prices during recent periods, which averaged $50.38 per Barrel during the nine months ended June 30, 2005 compared to an average of $34.91 per Barrel during the nine months ended June 30, 2004. A 5.3% increase in average Adjustable Chargeable Costs per Barrel and a 53.3% increase in average Production Taxes per Barrel during the nine-month period ended June 30, 2005 over the corresponding average costs during the nine-month period ended June 30, 2004, partially offset the effect of the increases in the Average WTI Prices per Barrel on the Trust’s revenues.
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

2.	A report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, the Company’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of the Company’s estimates of proved reserves from prior years) added to the total proved reserves allocated to the Subject Leases as of December 31, 1987 during the preceding year. (See “THE ROYALTY INTEREST — Chargeable Costs” in Part I, Item 1 of the Annual Report.)
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
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
(a)	In October 2005 the Trust received a cash distribution of $49,010,804 from the Company with respect to the quarter ended September 30, 2005. On October 19, 2005, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $48,825,878 (approximately $2.28 per Unit) to Unit holders of record on October 14, 2005 (Form 8-K, Item 8.01).

(b)	Not applicable.
Item 6. Exhibits.
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK,
as Trustee

By:	/s/ Ming J. Ryan
Ming J. Ryan
Vice President

Date: November 9, 2005
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