Form 10-K/A
period 2004-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2006-02-15
CIK 850033

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $696,998,000.

     As of March 30, 2005, 21,400,000 Units of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE
     This amendment to the Annual Report on Form 10-K of BP Prudhoe Bay Royalty Trust for the fiscal year ended December 31, 2004 (the “Original Report”) is being filed for the purpose of (i) supplementing the Selected Financial Data in Item 6 of Part II by adding data concerning trust corpus and total assets for each of the five years ended December 31, 2004, (ii) supplementing the narrative under the heading “Results of Operations — 2003 compared to 2002” in Item 7 of Part II by adding an explanation of the increase in Trust administrative expenses from 2002 to 2003, and (iii) amending and restating the narrative under the heading “Disclosure Controls and Procedures” in Item 9A of Part II. The Original Report and this amendment continue to speak as of the date of the Original Report.

PART II

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2004	2003	2002	2001	2000
	(in thousands, except per Unit amounts)
Royalty revenues	$82,682	55,986	33,061	59,934	65,026
Interest income	$11	10	23	70	92
Trust administration expenses	$976	1,168	822	724	732
Expenses reserve	$—	—	—	—	500

Cash earnings	$81,717	54,828	32,262	59,280	63,886
Cash distributions	$81,702	54,867	32,246	59,319	63,838
Cash distributions per unit	$3.818	2.564	1.507	2.772	2.983

	December 31
	2004	2003	2002	2001	2000
	(dollar amounts in thousands)
Trust Corpus	$12,881	14,730	16,498	18,564	20,669
Total Assets	$13,052	15,046	17,093	19,086	21,133
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

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

     Trust administrative expenses increased approximately $346,000 (approximately 42%) in 2003 from the prior year. The increase was due principally to a one-time $315,360 payment by the Trust to BP America Inc., a subsidiary of BP, during the first quarter of 2003 to reimburse BP America for annual fees paid by BP America to the New York Stock Exchange for listing the Units. Such annual listing fees are payable by the Trust under the terms of the Trust Agreement. The listing fees for the years 1990 through 1999, aggregating $315,360, were invoiced by the New York Stock Exchange to BP America, which inadvertently paid them on behalf of the Trust.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     The Trustee has disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These controls and procedures include but are not limited to controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the responsible trust officers of the Trustee to allow timely decisions regarding required disclosure.
     Under the terms of the Trust Agreement and the Conveyance, the Company has significant disclosure and reporting obligations to the Trust. The Company is required to provide the Trust such information concerning the Royalty Interest as the Trustee may need and to which the Company has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are issued. These reporting obligations include furnishing the Trust a report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, the Company’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of the Company’s estimates of proved reserves from prior years) added during the preceding year to the total proved reserves allocated to the Subject Leases as of December 31, 1987. (See “THE ROYALTY INTEREST — Chargeable Costs” in Item 1.)
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
     The Trustee’s disclosure controls and procedures include ensuring that the Trust receives the information and reports that the Company is required to furnish to the Trust on a timely basis, that the appropriate responsible personnel of the Trustee examine such information and reports, and that information requested from and provided by the Company is included in the reports that the Trust files or submits under the Exchange Act.
     As of the end of calendar 2004, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on the Company, and that the Company has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK, as Trustee

By: /s/ Ming J. Ryan Ming J. Ryan Vice President

February 15, 2006

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