Form 10-Q
period 2006-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2006-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large Accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 10, 2006, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	March 31,	December 31,
	2006	2005
Assets

Royalty Interest, net (Notes 1, 2 and 3)	$9,541	$10,043

Cash and cash equivalents (Note 2)	1,005	1,011

Total Assets	$10,546	$11,054

Liabilities and Trust Corpus

Accrued expenses	$316	$178

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	10,230	10,876

Total Liabilities and Trust Corpus	$10,546	$11,054

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2006	2005
Royalty revenues	$45,383	$33,197
Interest income	14	5

Less: Trust administrative expenses	(157)	(151)

Cash earnings	$45,240	$33,051

Cash distributions	$45,246	$33,051

Cash distributions per unit	$2.1143	$1.5444

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Trust Corpus at beginning of period	$10,876	$12,881
Cash earnings	45,240	33,051
(Increase) in accrued expenses	(138)	(208)
Cash distributions	(45,246)	(33,051)
Amortization of Royalty Interest	(502)	(502)

Trust Corpus at end of period	$10,230	$12,171

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2006
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York (the “Trustee”) and The Bank of New York (Delaware), as co-trustee (the “Trust Agreement”). Standard Oil and BP Alaska are indirect wholly-owned subsidiaries of BP p.l.c. (“BP”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from BP Alaska’s working interest as of February 28, 1989 in the Prudhoe Bay Field situated on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest.

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
March 31, 2006
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2006 and 2005 was $0.37 during each period. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2006
present fairly the assets, liabilities and Corpus of the Trust as of March 31, 2006 and 2005, and the modified cash earning and distributions and changes in Trust Corpus for the three-month periods ended March 31, 2006 and 2005. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of March 31, 2006 and December 31, 2005, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.
The financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.
(3)	Royalty Interest
The Royalty Interest is comprised of the following at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(351,941)	(351,439)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$9,541	$10,043

(4)	Income Taxes
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
March 31, 2006
Trust Unit Holders would be treated as shareholders, and distributions to Trust Unit Holders would not be deductible in computing the Trust’s tax liability as an association.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement
This report contains forward looking statements (that is, statements anticipating future events or conditions and not statements of historical fact). Words such as “anticipate,” “expect,” “believe,” “intend,” “plan” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, economic activity, domestic and international political events and developments, legislation and regulation, and certain changes in expenses of the Trust.
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”) and in Item 1A of Part II this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.
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
Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from BP Alaska and paid to the holders of Units on each Quarterly Record Date.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2006 and 2005, respectively, are attributable to BP Alaska’s operations during the quarters ended December 31, 2005 and 2004, respectively.
The following tables show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the first quarter of 2006 and 2005 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

			Cost	Adjusted
	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty
2005:
4th Qtr	$60.01	$12.25	1.521	$18.63	$8.01	$33.37

2004:
4th Qtr	48.35	12.00	1.471	17.65	6.29	24.41

As long as BP Alaska’s average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which BP Alaska currently projects will continue until the year 2012, the only factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve.
See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Annual Report for a description of the calculation of the Per Barrel Royalty.
Quarter Ended March 31, 2006 Compared to
Quarter Ended March 31, 2005
As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. Royalty revenues received by the Trust in the quarter ended March 31, 2006 increased 36.7% from the revenues received in the corresponding quarter of 2005, due to a 24.1% period-to-period increase in the Average WTI Price from $48.35 per barrel during the quarter ended December 31, 2004 to $60.01 per Barrel during the quarter ended December 31, 2005. An 11.3% period-to-period increase in total deductible costs from $23.94 per barrel to $26.64 per Barrel was due principally to a 27.3% increase in Production Taxes chargeable with respect to the quarter ended December 31, 2005, and partially offset the effect of the increase in the Average WTI Price.
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
As of the end of the period covered by this report, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The following risk factors amend and supplement a risk factor described in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 which appeared under the heading “Construction of a proposed gas pipeline from the North Slope of Alaska to the Midwestern United States could accelerate the decline in net royalty production from the Prudhoe Bay field, result in higher production tax deductions from royalty payments to the Trust, or both.”
•	Construction of a proposed gas pipeline from the North Slope of Alaska to the Midwestern United States could accelerate the decline in net royalty production from the Prudhoe Bay field.
     On February 21, 2006 Alaska Governor Frank Murkowski announced that the State and BP Alaska, ConocoPhilips and Exxon Mobil had reached agreement in principle on a natural gas pipeline contract. The proposed $20 billion natural gas pipeline, originally estimated to be completed in six to eight years, would run from Alaska’s North Slope through Canada and into the Midwestern United States. The gas pipeline contract has not been made public and is not final. The Governor has announced that the contract will be made public and submitted to the Alaska Legislature for consideration at a special session called for May 10, 2006.
     At present, extraction of natural gas from the Prudhoe Bay Unit is not economical. Natural gas released by pumping oil is reinjected into the ground, which helps to maintain reservoir pressure and facilitates extraction of oil from the fields. If the proposed natural gas pipeline is constructed (which may depend on the final terms of the petroleum production tax bill discussed below), it will make it economical to extract natural gas from the Prudhoe Bay Unit and transport it to the lower 48 states for sale. Extraction of natural gas from the Prudhoe Bay field will lower reservoir pressure. The lowering of the reservoir pressure may accelerate the decline in production from the BP Working Interests and the time at which royalty payments to the Trust will cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the BP Working Interests, the Unit holders will not realize any offsetting benefit from the natural gas production.
•	Bills pending in the Alaska Legislature to repeal Alaska’s current oil production tax and provide for a new basis of taxation on the production of oil may result in higher production tax deductions from royalty payments to the Trust.
     Concurrently with his announcement of the proposed natural gas pipeline contract, the Governor of Alaska also announced that he had proposed legislation to reform Alaska’s oil production tax. The new petroleum production tax would replace the current production tax on oil, which is based on a percentage of the gross value of production. Under the Governor’s petroleum production tax proposal, producers would have paid a 20 percent tax rate on the production tax value of taxable oil (gross value at the point of production of oil produced for a month, less the producer’s lease expenditures for the month) and would have received a 20 percent tradable capital investment tax credit and a $73 million standard deduction.
     The Governor’s production tax bill was introduced in the Alaska Legislature as SB 305 in the Senate and as HB 488 in the House. On April 24, 2006 the Alaska Senate passed a Committee Substitute for SB 305 and sent it to the House. CSSB 305 as passed by the Senate would impose a 22.5 percent tax on the production tax value of taxable oil, but would allow a 25 percent tax credit for qualified capital expenditures and no standard deduction. An additional progressive tax on production would apply at any time that the prevailing price of Alaska North Slope oil on the West Coast of the United States exceeds $50 per barrel.
     On May 8, 2006, the House passed a House Finance Committee substitute for CSSB 305. The Finance Committee bill (HCS CSSB 305) provides for a 21.5 percent tax rate on the production tax value of taxable oil. It retains the 20 percent tax credit for qualified capital expenditures contained in HB 488, but also includes a progressive tax surcharge that is effective when the production tax value of oil produced exceeds $35 per barrel. Both the Senate bill and the House bill would be retroactive to April 1, 2006.
     The Alaska Senate twice rejected the House changes to the Senate tax bill before adjourning the 2006 legislative session on May 9, 2006.
     At the date of this report, the Trustee is unable to determine the effect prospective changes in Alaska’s petroleum production tax law will have on the Production Taxes chargeable against Royalty Production under the Conveyance. The Per Barrel Royalty payable to the Trust will be reduced if, as appears likely, a new petroleum production tax is enacted which results in a rate of tax chargeable against the Royalty Interest that is higher than the current 15 percent tax imposed on wellhead value. The Trustee expects to enter into discussions with BP Alaska concerning the applicable method of computing and deducting Production Taxes chargeable against Royalty Production under the Conveyance when the final provisions of the new petroleum production tax are known.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) In April 2006 the Trust received a cash distribution of $47,539,503 from BP Alaska with respect to the quarter ended March 31, 2006. On April 20, 2006, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $47,257,786 (approximately $2.21 per Unit) to Unit holders of record on April 17, 2006 (Form 8-K, Item 8.01).
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
Date: May 10, 2006
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