Form 10-Q
period 2006-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2006-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     As of August 9, 2006, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	June 30,	December 31,
	2006	2005

Assets

Royalty Interest, net (Notes 1, 2 and 3)	$9,038	$10,043
Cash and cash equivalents (Note 2)	1,008	1,011

Total Assets	$10,046	$11,054

Liabilities and Trust Corpus

Accrued expenses	$299	$178

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	9,747	10,876

Total Liabilities and Trust Corpus	$10,046	$11,054

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Royalty revenues	$47,539	$33,413	$92,922	$66,610
Interest income	18	9	32	14

Less: Trust administrative expenses	(296)	(367)	(453)	(518)

Cash earnings	$47,261	$33,055	$92,501	$66,106

Cash distributions	$47,258	$33,060	$92,504	$66,111

Cash distributions per unit	$2.2083	$1.5449	$4.3226	$3.0893

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Trust Corpus at beginning of period	$10,230	$12,171	$10,876	$12,881
Cash earnings	47,261	33,055	92,501	66,106
(Increase) decrease in accrued expenses	17	(29)	(121)	(237)
Cash distributions	(47,258)	(33,060)	(92,504)	(66,111)
Amortization of Royalty Interest	(503)	(502)	(1,005)	(1,004)

Trust Corpus at end of period	$9,747	$11,635	$9,747	$11,635

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2006
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
June 30, 2006
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit Holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2006 and 2005 was $0.38 and $0.37, respectively and for the six months ended June 30, 2006 and 2005 it was $0.38 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit Holders are based on net cash receipts. The

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2006
accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of June 30, 2006 and 2005, and the modified cash earning and distributions and changes in Trust Corpus for the three-month and six-month periods ended June 30, 2006 and 2005. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of June 30, 2006 and December 31, 2005, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(352,444)	(351,439)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$9,038	$10,043

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
June 30, 2006
If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit Holders would be treated as shareholders, and distributions to Trust Unit Holders would not be deductible in computing the Trust’s tax liability as an association.
(5) Subsequent Event
On August 7, 2006, BP announced that BP Alaska had commenced a shutdown of the Prudhoe Bay Field. The shutdown followed the discovery of unexpectedly severe corrosion and a small spill from an oil transit line in the Prudhoe Bay Field.

Based on the information available at the date of this report, the Trustee is unable to estimate the magnitude or duration of the effect that the shutdown of the Prudhoe Bay Field will have on the Trust’s royalty revenues and its cash distributions. See Item 1A in Part II of this report for additional information.

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
Liquidity and Capital Resources
The Trust is a passive entity, and the Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD - Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the Annual Report.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended June 30, 2006 and 2005, respectively, are attributable to BP Alaska’s operations during the quarters ended March 31, 2006 and 2005, respectively.
The following table show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the first two quarters of 2006 and 2005 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

	Average WTI		Cost Adjustment	Adjusted Chargeable
	Price	Chargeable Costs	Factor	Costs	Production Taxes	Per Barrel Royalty
Calendar 2006
4th Qtr 2005	$60.01	$12.25	1.521	$18.63	$8.01	$33.37
1st Qtr 2006	$63.36	$12.50	1.530	$19.13	$8.50	35.73

Calendar 2005
4th Qtr 2004	48.35	12.00	1.471	17.65	6.29	24.41
1st Qtr 2005	49.70	12.25	1.477	18.09	6.49	25.12

As long as BP Alaska’s average daily net production from the Prudhoe Bay Unit exceeds 90,000 barrels, which BP Alaska currently projects will continue until the year 2012, the only factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index, changes in Production Taxes and changes in the expenses of the Trust, contributions to the cash reserve and interest earned on the cash reserve. See, however, the Trust’s Current Report on Form 8-K dated August 7, 2006 and Item 1A in Part II of this report for information concerning the recent shutdown of the Prudhoe Bay field. The shutdown is expected result in average daily net production from the Prudhoe Bay Unit falling below 90,000 barrels per day during the third quarter of 2006 and, possibly, during subsequent periods. Suspension or reduction of production from the Prudhoe Bay Unit is expected to have a material adverse effect on the Trust’s results of operations for the fourth quarter of 2006 and any subsequent periods affected.
For more information concerning the calculation of the Per Barrel Royalty, see the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the Annual Report.
Quarter Ended June 30, 2006 Compared to
Quarter Ended June 30, 2005
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2006 increased 42.3% from the revenues received in the corresponding quarter of 2005, due to a 27.5% period-to-period increase in the Average WTI Price from $49.70 per barrel during the quarter ended March 31, 2005 to $63.36 per Barrel during the quarter ended March 31, 2006. A 12.4%% period-to-period increase in total deductible costs from $24.58 per Barrel to $27.63 per Barrel was due principally to a 31% increase in Production Taxes chargeable with respect to the quarter ended March 31, 2006, and partially offset the effect of the increase in the Average WTI Price on the Trust’s revenues.
Six Months Ended June 30, 2006 Compared to
Six Months Ended June 30, 2005
Trust royalty revenues increased 39.5% in the six months ended June 30, 2006 over the corresponding period in 2005, reflecting the cumulative effect of increases in revenues received during the last quarter of 2005 and the first quarter of 2006 over revenues received during the corresponding periods of 2004 and 2005. The revenue increase resulted from continued increases in Average WTI Prices during recent periods, which averaged $61.69 per Barrel during the six months ended March 31, 2006 compared to an average of $49.03 per Barrel during the six months ended March 31, 2005. An 11.9% increase in average total deductible costs charged during the two quarters ended March 31, 2005 over the corresponding average deductible costs during the two quarters ended March 31, 2005, due principally to increases in Production Taxes, partially offset the effect of the increases in the Average WTI Prices per Barrel on the Trust’s revenues.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
     1. The following paragraphs supplement a risk factor described Part II, Item 1A in the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 which appears under the heading: “Bills pending in the Alaska Legislature to repeal Alaska’s current oil production tax and provide for a new basis of taxation on the production of oil may result in higher production tax deductions from royalty payments to the Trust.”
On June 26, 2006, the Governor of Alaska called the Legislature into a third special session to continue consideration of his petroleum production tax bill, among other business. On August 6, 2006, the House passed a revised version of a new bill (CSHB 3001(FIN)), which introduces an investment based tax rate. Producers would be taxed on the production tax value of taxable oil (gross value at the point of production for the calendar year less the producer’s lease expenditures for the year) at a rate varying from 20% for producers with a high “investment factor” (the quotient of the producer’s total qualified capital expenditures incurred during the calendar year divided by the total amount of taxable and nontaxable oil and gas, in BTU equivalent barrels, produced from leases or properties in Alaska during the year) to 25% for producers with a low investment factor. The bill’s proponents estimate that if companies maintain their current investments in Alaska, the tax rate would be approximately 22.5%.

The new bill was sent to the Senate on August 7, 2006. The third special session is required adjourn on August 10, 2006. At the date of this report, the Senate had taken no action on the bill.
     2. The following paragraphs supplement the risk factors described in Part I, Item 1A of the Annual Report and in Part II, Item 1A of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:
•	The shutdown of the Prudhoe Bay oil field may result in materially reduced distributions or no quarterly distributions to Unitholders for an indefinite period.
On August 7, 2006, BP announced that BP Alaska had commenced a shutdown of the Prudhoe Bay field. The shutdown followed the discovery of unexpectedly severe corrosion and a small spill from an oil transit line in the Prudhoe Bay field. For additional information, see the Trust’s Current Report on Form 8-K dated August 7, 2006.
Based on the information available at the date of this report, the Trustee is unable to estimate the magnitude or duration of the effect that the shutdown of the Prudhoe Bay oil field will have on the Trust’s royalty revenues and its cash distributions. The magnitude of the effect on the Trust’s revenues and distributions will depend on whether the Prudhoe Bay field is shut down completely and, if the field is completely shut down, when production from the field, or parts of the field, resumes. To the extent that the shutdown of the Prudhoe Bay field results in the average daily net production of oil and condensate from the BP Working Interests falling below 90,000 barrels per day during the current quarter ending September 30, 2006 and any subsequent quarter, the Trustee anticipates that there will be an adverse effect on the royalty revenues receivable by the Trust, and a decrease, which may be material, in funds available for distribution to Unit holders with respect to those periods. If the Prudhoe Bay field should be completely shut down during the entire fourth quarter of 2006 and any subsequent quarter, the Trust would receive no revenues with respect to those periods.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) In July 2006 the Trust received a cash distribution of $55,796,947 from BP Alaska with respect to the quarter ended June 30, 2006. On July 20, 2006, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $55,538,026 (approximately $2.60 per Unit) to Unit holders of record on July 17, 2006 (Form 8-K, Item 8.01).
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

Date: August 9, 2006
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