Form 10-Q
period 2007-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2007-05-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 9, 2007, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	March 31,	December 31,
	2007	2006
Assets
Royalty Interest, net (Notes 1, 2 and 3)	$7,532	$8,034
Cash and cash equivalents (Note 2)	1,008	1,010

Total Assets	$8,540	$9,044

Liabilities and Trust Corpus

Accrued expenses	$412	$191

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	8,128	8,853

Total Liabilities and Trust Corpus	$8,540	$9,044

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2007	2006
Royalty revenues	$43,206	$45,383
Interest income	20	14

Less: Trust administrative expenses	(169)	(157)

Cash earnings	$43,057	$45,240

Cash distributions	$43,059	$45,246

Cash distributions per unit	$2.0121	$2.1143

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Trust Corpus at beginning of period	$8,853	$10,876
Cash earnings	43,057	45,240
Increase in accrued expenses	(221)	(138)
Cash distributions	(43,059)	(45,246)
Amortization of Royalty Interest	(502)	(502)

Trust Corpus at end of period	$8,128	$10,230

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2007
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York (the “Trustee”) and The Bank of New York (Delaware), as co-trustee. Standard Oil and BP Alaska are indirect wholly-owned subsidiaries of BP p.l.c. (“BP”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from BP Alaska’s working interest as of February 28, 1989 in the Prudhoe Bay Field situated on the North Slope of Alaska (the “BP Working Interests”). Trust Unit holders are subject to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest.

The trustees of the Trust are The Bank of New York, a New York banking corporation, and The Bank of New York (Delaware), a Delaware banking corporation. The Bank of New York (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Statutory Trust Act. The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in effect). See Note 5 for information concerning a change in Alaska oil and gas production taxes which affects the calculation of the Per Barrel Royalty.

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
March 31, 2007
expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate upon the first to occur of the following events:
a.	On or prior to December 31, 2010: upon a vote of holders of not less than 70% of the outstanding Trust Units.

b.	After December 31, 2010: (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2007 and 2006 was $0.38 during each period. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2007
quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of March 31, 2007 and 2006, and the modified cash earning and distributions and changes in Trust Corpus for the three-month periods ended March 31, 2007 and 2006. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of March 31, 2007 and December 31, 2006, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

The financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.

(3)	Royalty Interest

The Royalty Interest is comprised of the following at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(353,950)	(353,448)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$7,532	$8,034

(4)	Income Taxes

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
March 31, 2007
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

(6)	Royalty Revenue Adjustment

In January 2007, the Trust received a payment of $43,206,000 from BP Alaska. This payment consisted of $41,470,000, representing the royalty payment due with respect to the Royalty Interest for the quarter ended December 31, 2006, plus $1,736,000, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2006. The royalty payment of $36,145,000 with respect to the third quarter of 2006, which the Trust received in October 2006, was calculated based on estimated average net production of crude oil and condensate during the third quarter of 2006 of approximately 59,300 barrels per day. Actual average net production of crude oil and condensate during the quarter was approximately 62,100 barrels per day. On the basis of the actual production data, the royalty payment owed by BP Alaska with respect to the quarter ended September 30, 2006 was $37,881,000.

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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Annual Report”) and in Item 1A of Part II this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2006 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2006 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD - Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the 2006 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2006 Annual Report.
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
As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2006 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.
Results of Operations
Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects OPEC and other producing countries. The effect of changing economic conditions on the demand for and supply of energy throughout the world and future prices of oil cannot be accurately projected.
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2006 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a modified cash basis and, as a result, royalties paid to the Trust and distributions to Unit holders in the quarters ended March 31, 2007 and 2006, respectively, are attributable to BP Alaska’s operations during the quarters ended December 31, 2006 and 2005, respectively.
The following tables show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the first quarter of 2007 and the first quarter of 2006 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes (1)	Royalty (2)
2006:
4th Quarter	$60.17	$12.50	1.552	$19.39	$9.31	$31.46

2005:
4th Quarter	$60.01	$12.25	1.521	$18.63	$8.01	$33.37

(1)	Production Taxes for the fourth quarter of 2006 reflect the new Alaska oil and gas production tax and the application of the Consensus Principles described below.

(2)	Average per barrel royalty for the fourth quarter of 2006 is calculated on the basis of 87,221 barrels (estimated) average daily net production of oil and condensate from the BP Working Interests; average per barrel royalty for the fourth quarter of 2005 is calculated on the basis of 90,000 barrels of average daily net production.
“Royalty Production” for each day in a calendar quarter is 16.4246 percent of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the BP Working Interests. As long as BP Alaska’s average daily net production from the BP Working Interests exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. BP Alaska has advised the Trustee that, as a consequence of a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements, it anticipates that net production of oil and condensate from the BP Working Interests will be below 90,000 barrels per day on an annual average basis beginning in 2007. However, BP Alaska reported that average daily net production from the BP Working Interests during the quarter ended March 31, 2007 exceeded 90,000 barrels per day.
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
In order to resolve uncertainties in the interpretation of the Conveyance resulting from the New Tax, the Trustee entered into a letter agreement with BP Alaska (the “Letter Agreement”) which is incorporated as Exhibit 4.5 to this report. The Letter Agreement sets forth consensus principles agreed by the parties to resolve issues presented by the New Tax. The Consensus Principles provide that the amount of New Tax chargeable against the Royalty Interest under the Conveyance is determined as follows:
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
The Quarterly Distribution received by the Trust from BP Alaska in April 2007 was reduced by $47,414 to reimburse BP Alaska for the amount of an overpayment (including interest on the overpayment) by BP Alaska of the royalty payment due in January 2007 with respect to the quarter ended December 31, 2006. Because the statement of cash earnings and distributions of the Trust is prepared on a modified cash basis, royalty revenues for the quarter ended March 31, 2007 include the amount of the January 2007 overpayment.
Quarter Ended March 31, 2007 Compared to
Quarter Ended March 31, 2006
As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. Royalty revenues received by the Trust in the quarter ended March 31, 2007 decreased 4.8% from the revenues received in the corresponding quarter of 2006, in spite of a 0.3% period-to-period increase in the Average WTI Price from $60.01 per barrel during the quarter ended December 31, 2005 to $60.17 per barrel during the quarter ended December 31, 2006. The decrease in royalty revenues would have been 8.6%, if $1,736,000 paid by BP Alaska in January 2007 to compensate for its royalty underpayment in the fourth quarter of 2006 had been excluded (see Note 6 of the Notes to Financial Statements (Unaudited) in Item 1 of Part I). A 7.7% period-to-period increase in total deductible costs from $26.94 per barrel to $28.70 per Barrel was due principally to a 16.2% increase in Production Taxes chargeable with respect to the quarter ended December 31, 2005.
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
Under the terms of the Trust Agreement and the Conveyance, BP Alaska has significant disclosure and reporting obligations to the Trust. BP Alaska is required to provide the Trust such information concerning the Royalty Interest as the Trustee may need and to which BP Alaska has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are listed. These reporting obligations include furnishing the Trust a report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, BP Alaska’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of BP Alaska’s estimates of proved reserves from prior years) added during the preceding year to the total proved reserves allocated to the BP Working Interests as of December 31, 1987.
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
Item 4T. Controls and Procedures.
Not applicable.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Michael Goldman v. BP P.L.C., et al.
Item 3 in Part I of the Trust’s 2006 Annual Report contains information concerning a complaint filed on November 7, 2006, in the United States District Court for the District of Alaska (case number 3:06-CV-00260 TMB), purportedly as a class action by the plaintiff, Michael Goldman, on behalf of the public holders of Units in the Trust, against BP, the Trust, BP Alaska, Standard Oil and other unnamed defendants.
On April 26, 2007 the plaintiff filed a notice with the Court of the voluntary dismissal, without prejudice, of the Trust from the suit. The action continues against the defendants BP, BP Alaska and Standard Oil.
Item 1A. Risk Factors
There are no material changes from the risk factors previously disclosed in Item 1A of Part I of the Trust’s 2006 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On April 16, 2007 the Trust received a cash distribution of $39,249,777 from BP Alaska with respect to the quarter ended March 31, 2007 (net of a deduction of $47,414 to reimburse BP Alaska for an overpayment in January 2007). On April 19, 2007, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $38,879,174 (approximately $1.817 per Unit) to Unit holders of record on April 17, 2006 (Form 8-K, Item 8.01).
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

Date: May 9, 2007
The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit	Exhibit
No.	Description

*4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

*4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

*4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

*4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

**4.5	Letter agreement dated October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

31.	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

*	Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 1-10243).

**	Incorporated by reference to the correspondingly numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Commission File No. 1-10243).