Form 10-Q
period 2007-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2007-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
          As of August 9, 2007, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Royalty Interest, net (Notes 1, 2 and 3)	$7,030	$8,034

Cash and cash equivalents (Note 2)	1,008	1,010

Total Assets	$8,038	$9,044

Liabilities and Trust Corpus

Accrued expenses	$788	$191

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	7,250	8,853

Total Liabilities and Trust Corpus	$8,038	$9,044

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Royalty revenues	$39,250	$47,539	$82,456	$92,922
Interest income	20	18	40	32

Less: Trust administrative expenses	(391)	(296)	(560)	(453)

Cash earnings	$38,879	$47,261	$81,936	$92,501

Cash distributions	$38,879	$47,258	$81,938	$92,504

Cash distributions per unit	$1.8168	$2.2083	$3.8289	$4.3226

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Trust Corpus at beginning of period	$8,128	$10,230	$8,853	$10,876
Cash earnings	38,879	47,261	81,936	92,501
(Increase) decrease in accrued expenses	(376)	17	(597)	(121)
Cash distributions	(38,879)	(47,258)	(81,938)	(92,504)
Amortization of Royalty Interest	(502)	(503)	(1,004)	(1,005)

Trust Corpus at end of period	$7,250	$9,747	$7,250	$9,747

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2007
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
June 30, 2007
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2007 and 2006 was $0.39 and $0.38, respectively, and for the six months ended June 30, 2007 and 2006 was $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2007
basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of June 30, 2007 and 2006, and the modified cash earning and distributions and changes in Trust Corpus for the three-month and six-month periods ended June 30, 2007 and 2006. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of June 30, 2007 and December 31, 2006, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust Corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.
These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.
(3) Royalty Interest
The Royalty Interest is comprised of the following at June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)

Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(354,452)	(353,448)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$7,030	$8,034

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
June 30, 2007
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
The Trustee and BP Alaska entered into a letter agreement (the “Letter Agreement”) to resolve the major issues associated with the New Tax. The Letter Agreement modified the calculation of Production Taxes in the daily Per Barrel Royalty calculation effective as of August 20, 2006. The Letter Agreement provides that the taxable value per barrel for the purpose of calculating the amount of New Tax chargeable against the Royalty Interest is the WTI Price minus Chargeable Costs as adjusted by the Cost Adjustment Factor. The tax rate for the “progressivity” portion of the New Tax equals 0.25% times the amount by which the simple average for each calendar month of the daily taxable values per barrel exceeds $40 per barrel. If that average taxable value per barrel is $40 or less, the “progressivity” rate is zero. The amount of New Tax chargeable against the Royalty Interest is the taxable value per barrel multiplied by the production allocable to the Royalty Interest, times a rate equal to the sum of 22.5% plus the “progressivity” rate.
(6) Royalty Revenue Adjustments
The royalty payments received by the Trust in January 2007 and April 2007 were adjusted by BP Alaska to compensate for underpayment of the royalty due with respect to the third quarter of 2006 and overpayment of the royalty due with respect to the fourth quarter of 2007. Average net production of crude oil and condensate was less than 90,000 barrels per day during each of the third and fourth quarters of 2006. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data for the third and fourth quarters of 2006 resulted in the payment adjustments shown in the table below:

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2007

	Payment Received
	January 2007	April 2007
Royalty payment as calculated	$41,470,000	$39,297,000
Adjustment for underpayment (overpayment), plus accrued interest	1,736,000	(47,000)

Net payment received	$43,206,000	$39,250,000

(7) Litigation Contingency
In November 2006, a complaint was filed in the United States District Court for the District of Alaska, purportedly as a class action by the plaintiff, Michael Goldman, on behalf of the public holders of Units in the Trust, against BP, the Trust, BP Alaska, Standard Oil and other unnamed defendants. On April 26, 2007 the plaintiff filed a notice with the court of the voluntary dismissal, without prejudice, of the Trust from the suit. The action continues against the defendants BP, BP Alaska and Standard Oil.

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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST — Trust Property” and “THE ROYALTY INTEREST” in the 2006 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the quarters and six-month periods ended June 30, 2007 and 2006, respectively, are attributable to BP Alaska’s operations during the quarters and six-month periods ended March 31, 2007 and 2006, respectively.
The following tables show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the six-month periods ended June 30, 2007 and 2006 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes (1)	Royalty (2)

Six months ended June 30, 2007:

1st Qtr 2007	$58.17	$12.75	1.567	$19.98	$8.66	$29.54
4th Qtr 2006	60.17	12.50	1.552	19.39	9.31	31.46

Six months ended June 30, 2006:

1st Qtr 2006	$63.36	$12.50	1.530	$19.13	$8.50	$35.73
4th Qtr 2005	60.01	12.25	1.521	18.63	8.01	33.37

(1)	Production Taxes for the fourth quarter of 2006 and the first quarter of 2007 reflect the new Alaska oil and gas production tax and the application of the Consensus Principles described below.

(2)	Average per barrel royalty for the fourth quarter of 2006 is calculated on the basis of 87,221 barrels (estimated) average daily net production of oil and condensate from the BP Working Interests; average per barrel royalty for all other periods is calculated on the basis of 90,000 barrels of average daily net production.
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
BP Alaska estimates Royalty Production from the BP Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the BP Working Interests is below 90,000 barrels per day in any quarter, calculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations may cause BP Alaska to adjust its quarterly royalty payments to the Trust to compensate for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected.
The Quarterly Distributions received by the Trust from BP Alaska in January 2007 and April 2007 were adjusted by BP Alaska to compensate for an underpayment and an overpayment, respectively, with respect to the quarters ended September 30, 2006 and December 31, 2006. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the quarters ended March 31 and June 30, 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2007 Compared to
Three Months Ended June 30, 2006
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2007 decreased 17.4% from the revenues received in the quarter ended June 30, 2006, reflecting an 8.2% period-to-period decrease in the Average WTI Price from $63.36 per barrel during the quarter ended March 31, 2006 to $58.17 per barrel during the quarter ended March 31, 2007. Revenues also were adversely affected by a 3.7% period-to-period increase in total deductible costs from $27.63 per barrel to $28.64 per barrel, principally due to a scheduled increase in Chargeable Costs from $12.50 per barrel to $12.75 per barrel. Cash earnings in the second quarter of 2007 decreased 17.7% from the corresponding quarter of 2006 as a result of the decrease in revenues discussed above and also reflected a 32% increase in Trust administrative expenses, principally consisting of legal fees and expenses incurred defending a class action lawsuit. See Item 3 of the Annual Report and Item 1 in Part II of this report for information concerning this matter.
Six Months Ended June 30, 2007 Compared to
Six Months Ended June 30, 2006
Trust royalty revenues decreased 11.3% in the six months ended June 30, 2007 from the corresponding period of 2006, reflecting the cumulative effect of a 4.1% decrease in the Average WTI Price during the six-month period ended March 31, 2007 from the six-month period ended March 31, 2006. The average Per Barrel Royalty payable with respect to the six months ended March 31, 2007 also was exposed to the full effect of the new Alaska oil and gas production tax discussed above. Average Production Taxes chargeable with respect to the period increased 8.8% over the Production Taxes chargeable with respect to the six months ended March 31, 2006 in spite of the decrease in average WTI Prices. The decrease in revenues during the first six months of 2007 was slightly offset by the net positive effect of compensatory adjustments by BP Alaska in its January and April royalty payments (see Note 6 of the Notes to Financial Statements (Unaudited) in Item 1). Cash earnings were reduced further by increased Trust administrative expenses related to the litigation referred to above.
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
Item 1A. Risk Factors
There are no material changes in the risk factors previously disclosed in Item 1A of Part I of the Trust’s 2006 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On July 16, 2007 the Trust received a cash distribution of $44,164,111 from BP Alaska with respect to the quarter ended June 30, 2007. On July 19, 2007, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $43,415,439 (approximately $2.0288 per Unit) to Unit holders of record on July 17, 2007 (Form 8-K, Item 8.01).
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

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK, as Trustee

By:	/s/ Cheryl L. Clarke
Cheryl L. Clarke
Vice President

Date: August 9, 2007
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