Form 10-Q
period 2007-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2007-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large Accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 9, 2007, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Royalty Interest, net (Notes 1, 2 and 3)	$6,528	$8,034

Cash and cash equivalents (Note 2)	1,011	1,010

Total Assets	$7,539	$9,044

Liabilities and Trust Corpus

Accrued expenses	$382	$191

Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	7,157	8,853

Total Liabilities and Trust Corpus	$7,539	$9,044

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Royalty revenues	$44,164	$55,797	$126,620	$148,719
Interest income	21	22	61	54

Less: Trust administrative expenses	(767)	(279)	(1,327)	(732)

Cash earnings	$43,418	$55,540	$125,354	$148,041

Cash distributions	$43,415	$55,538	$125,353	$148,042

Cash distributions per unit	$2.0287	$2.5952	$5.8576	$6.9179

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Trust Corpus at beginning of period	$7,250	$9,747	$8,853	$10,876
Cash earnings	43,418	55,540	125,354	148,041
(Increase) decrease in accrued expenses	406	(46)	(191)	(167)
Cash distributions	(43,415)	(55,538)	(125,353)	(148,042)
Amortization of royalty interest	(502)	(502)	(1,506)	(1,507)

Trust Corpus at end of period	$7,157	$9,201	$7,157	$9,201

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2007
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
September 30, 2007
expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate upon the first to occur of the following events:
a.	On or prior to December 31, 2010: upon a vote of holders of not less than 70% of the outstanding Trust Units.

b.	After December 31, 2010: (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain force majeure events).
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, Corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust Corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended September 30, 2007 and 2006 was $0.41 and $0.56, respectively, and for the nine months ended September 30, 2007 and 2006 was $0.39 and $0.42, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2007
basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements included herein are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and Corpus of the Trust as of September 30, 2007 and 2006, and the modified cash earning and distributions and changes in Trust Corpus for the three-month and nine-month periods ended September 30, 2007 and 2006. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of September 30, 2007 and December 31, 2006, cash equivalents which represent the cash reserve consist of US treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(354,954)	(353,448)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$6,528	$8,034

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
September 30, 2007
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
(6) Royalty Revenue Adjustments
The royalty payments received by the Trust in January 2007 (with respect to the quarter ended December 31, 2006) and April 2007 (with respect to the quarter ended March 31, 2007) were adjusted by BP Alaska to compensate for underpayment of the royalty due with respect to the quarter ended September 30, 2006 and overpayment of the royalty due with

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2007
respect to the quarter ended December 31, 2006, respectively. Average net production of crude oil and condensate was less than 90,000 barrels per day during each of the third and fourth quarters of 2006. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data for the third and fourth quarters of 2006 resulted in the payment adjustments shown in the table below:

	Payment Received
	January 2007	April 2007
Royalty payment as calculated	$41,470,000	$39,297,000
Adjustment for underpayment (overpayment), plus accrued interest	1,736,000	(47,000)

Net payment received	$43,206,000	$39,250,000

The royalty payment received by the Trust in July 2007 (with respect to the quarter ended June 30, 2007) did not require any adjustments for royalties payable with respect to the quarter ended March 31, 2007.

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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the quarters and nine-month periods ended September 30, 2007 and 2006, respectively, are attributable to BP Alaska’s operations during the quarters and nine-month periods ended June 30, 2007 and 2006, respectively.
The following tables show the factors which were employed to compute the Per Barrel Royalty payments received by the Trust during the nine-month periods ended September 30, 2007 and 2006 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes (1)	Royalty (2)
Nine months ended September 30, 2007:

4th Qtr 2006	$60.17	$12.50	1.552	$19.39	$9.31	$31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.02	12.75	1.601	20.42	10.59	34.00

Nine months ended September 30, 2006:

4th Qtr 2005	$60.01	$12.25	1.521	$18.63	$8.01	$33.37
1st Qtr 2006	63.36	12.50	1.530	19.13	8.50	35.73
2nd Qtr 2006	70.53	12.50	1.559	19.49	9.56	41.48

(1)	Production Taxes for the fourth quarter of 2006 and the first and second quarters of 2007 reflect the new Alaska oil and gas production tax and the application of the Consensus Principles described below.

(2)	Average per barrel royalty for the fourth quarter of 2006 and the second quarter of 2007 is calculated on the basis of preliminary estimates of 87,221 barrels and 86,917 barrels, respectively, of average daily net production of oil and condensate from the BP Working Interests; average per barrel royalty for all other periods is calculated on the basis of 90,000 barrels of average daily net production.
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the BP Working Interests. As long as BP Alaska’s average daily net production from the BP Working Interests exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. BP Alaska has advised the Trustee that, as a consequence of a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements, it anticipates that net production of oil and condensate from the BP Working Interests will be below 90,000 barrels per day on an annual average basis beginning in 2007. BP Alaska reported that average daily net production from the BP Working Interests during the quarter ended March 31, 2007 exceeded 90,000 barrels per day but was approximately 88,970 barrels per day during the quarter ended June 30, 2007.
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
The Quarterly Distributions received by the Trust from BP Alaska in January and April 2007 were adjusted by BP Alaska to compensate for underpayment of royalties with respect to the quarter ended September 30, 2006 and overpayment of royalties with respect to the quarter ended December 31, 2006. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the quarters ended March 31 and June 30, 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
Three Months Ended September 30, 2007 Compared to
Three Months Ended September 30, 2006
As explained above, Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended September 30, 2007 decreased 20.9% from the revenues received in the quarter ended September 30, 2006, reflecting a 7.8% period-to-period decrease in the Average WTI Price from $70.53 per barrel during the quarter ended June 30, 2006 to $65.02 per barrel during the quarter ended June 30, 2007. Revenues also were adversely affected by a 6.7% period-to-period increase in total deductible costs from $29.05 per barrel to $31.01 per barrel, principally due to Production Taxes, which increased 10.8% period-to-period despite the decrease in the Average WTI Price. Production Taxes charged against the Per Barrel Royalty in the quarter ended June 30, 2007 reflected the effect of the new Alaska oil and gas production tax, while Production Taxes charged during the quarter ended June 30, 2006 were computed at the former 15% flat tax rate. Cash earnings in the third quarter of 2007 decreased 21.9% from the corresponding quarter of 2006 as a result of the decrease in revenues discussed above and also as a result of a 175.6% increase in Trust administrative expenses, principally due to legal fees and expenses incurred defending a class action lawsuit. See Item 3 of the Annual Report and Item 1 in Part II of this report for information concerning this matter.
Nine Months Ended September 30, 2007 Compared to
Nine Months Ended September 30, 2006
Trust royalty revenues decreased 14.9% in the nine months ended September 30, 2007 from the corresponding period of 2006. The decrease reflected the cumulative effect of a slight decrease in the Average WTI Price during the nine-month period ended June 30, 2007 from the nine-month period ended June 30, 2006, but was principally due to a 9.6% period-to-period increase in Production Taxes and a 4.4% period-to-period increase in Adjusted Chargeable Costs charged against the Per Barrel Royalty during the nine months ended June 30, 2007. The decrease in revenues during the first nine months of 2007 was slightly offset by the net positive effect of compensatory adjustments by BP Alaska in its January and April royalty payments (see Note 6 of the Notes to Financial Statements (Unaudited) in Item 1). Cash earnings, which fell 15.3% during the nine months ended September 30, 2007 from the corresponding period of 2006, were affected by an 81.4% period-to-period increase in Trust administrative expenses related to the litigation referred to above.
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
On April 26, 2007 the plaintiff filed a notice with the District Court of the voluntary dismissal, without prejudice, of the Trust from the suit. On September 18, 2007, the District Court issued an order and opinion in which it found that the plaintiff lacked standing to bring suit directly and dismissed all of the plaintiff’s claims against BP, BP Alaska and Standard Oil without prejudice.
Item 1A. Risk Factors
There are no material changes in the risk factors previously disclosed in Item 1A of Part I of the Trust’s 2006 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On October 15, 2007 the Trust received a cash distribution of $50,698,047 from BP Alaska with respect to the quarter ended September 30, 2007. The distribution included $1,061,954 to compensate the Trust for underpayment of royalties due, plus interest on the underpayment, with respect to the quarter ended June 30, 2007. On October 18, 2007, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $50,359,703 (approximately $2.3533 per Unit) to Unit holders of record on October 16, 2007 (Form 8-K, Item 8.01).
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
Date: November 9, 2007
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