Form 10-K
period 2007-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-02-29
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization)	13-6943724 (I.R.S. Employer Identification No.)

THE BANK OF NEW YORK, TRUSTEE 101 BARCLAY STREET NEW YORK, NEW YORK (Address of principal executive offices)	10286 (Zip Code)
Registrant’s telephone number, including area code: (212) 815-6908
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐     No ☑
     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,545,508,000.
     As of February 28, 2008, 21,400,000 Units of Beneficial Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

ii

PART I
ITEM 1. BUSINESS
INTRODUCTION
     BP Prudhoe Bay Royalty Trust (the “Trust”) was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York, as trustee (the “Trustee”), and F. James Hutchinson, co-trustee (BNYM (Delaware), successor co-trustee). BP Alaska and Standard Oil are wholly owned subsidiaries of BP p.l.c. (“BP”). The Trustee’s corporate trust offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-6908.
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
     The Trust does not have an Internet web site from which information concerning the Trust may be obtained; however the Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York, 101 Barclay Street, New York, NY 10286, Attention: Mr. Remo Reale, Corporate Trust Department; by telephone to: (212) 815-6908; or by e-mail to: remo.reale@bnymellon.com.
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
THE TRUST
Trust Property
     The property of the Trust consists of an overriding royalty interest (the “Royalty Interest”) and cash and cash equivalents held by the Trustee from time to time. The Royalty Interest entitles the Trust to a royalty on 16.4246% of the lesser of (i) the first 90,000 barrels* of the average actual daily net production of crude oil and condensate per quarter from the working interest of BP Alaska as of February 28, 1989 in the Prudhoe Bay oil field located on the North Slope in Alaska or (ii) the average actual daily net production of crude oil and condensate per quarter from that working interest. The Prudhoe Bay field is one of four contiguous North Slope oil fields that are operated by BP Alaska and are known collectively as the “Prudhoe Bay Unit.” The Royalty Interest was conveyed to the Trust by an Overriding Royalty Conveyance dated February 27, 1989 from BP Alaska to Standard Oil and a Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust. Copies of the Overriding Royalty Conveyance and the Trust Conveyance are filed with the SEC as exhibits to this report. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively as the “Conveyance.”
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
Duties and Powers of the Trustee
     The duties of the Trustee are specified in the Trust Agreement and the laws of the State of Delaware. BNYM (Delaware) (successor to The Bank of New York (Delaware)) has been appointed co-trustee in order to satisfy the Delaware Statutory Trust Act’s requirement that the Trust have at least one trustee resident in, or which has its principal place of business in, Delaware. However, The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement. A copy of the Trust Agreement is filed with the SEC as an exhibit to this report.
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
Sales of Royalty Interest; Borrowings and Reserves
     With certain exceptions, the Trustee may sell all or part of the Royalty Interest or an interest therein only if authorized to do so by vote of the holders of 70% of the Units outstanding if the sale is to be effected on or before December 31, 2010, or holders of 60% of the Units outstanding if the sale is to be effected after 2010. However, if the sale is made in order to pay specific liabilities of the Trust then due and involves a part, but not all or substantially all, of the Trust properties, the sale only needs to be approved by the vote of holders of a majority of the Units. Any sale of Trust properties must be for cash unless otherwise authorized by the Unit holders. The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after establishing reserves for liabilities of the Trust.
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
     The Trustee maintains a $1,000,000 cash reserve to provide liquidity to the Trust during any periods in which the Trust does not receive a distribution from BP Alaska. See Item 7 in Part II below.
Irrevocability; Amendment of the Trust Agreement
     The Trust Agreement and the Trust are irrevocable. No person has the power to terminate, revoke or change the Trust Agreement except as described in the following paragraph and below under “Termination of the Trust.”
     The Trust Agreement may be amended without a vote of the Unit holders to cure an ambiguity, to correct or supplement any provision of the Trust Agreement that may be inconsistent with any other provision or to make any other provision with respect to matters arising under the Trust Agreement that does not adversely affect the Unit holders. The Trust Agreement also may be amended with the approval of holders of a majority of the outstanding Units. However, no such amendment may alter the relative rights of Unit holders unless approved by the affirmative vote of holders of 100% of the outstanding Units, nor may any amendment reduce or delay the distributions to the Unit holders, alter the voting rights of Unit holders or the number of Units in the Trust, or make certain other changes, unless approved by the affirmative vote of holders of at least 80% of the outstanding Units and by the Trustee. The Trustee is required to consent to any amendment approved by the requisite vote of Unit holders unless the amendment affects the Trustee’s rights, duties and immunities under the Trust Agreement. No amendment will be effective until the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such modification will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.
Termination of the Trust
     The Trust will terminate: (i) on or before December 31, 2010 if holders of at least 70% of the outstanding Units vote to terminate the Trust, or (ii) after December 31, 2010 if either (a) holders of at least 60% of the outstanding Units vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by certain extraordinary events).
     Upon termination of the Trust, BP Alaska will have an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust, or (ii) the number of outstanding Units multiplied by (a) the closing price of Units on the day of termination of the Trust on the stock exchange on which the Units are listed, or (b) if the Units are not listed on any stock exchange but are traded in the over-the-counter market, the closing bid price on the day of termination of the Trust as quoted on the NASDAQ National Market System. The purchase must be for cash unless holders of 70% of the Units outstanding (60% if the decision to terminate the Trust is made after December 31, 2010) authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.
     If BP Alaska does not exercise its option, the Trustee will sell the Trust property on terms and conditions approved by the vote of holders of 70% of the outstanding Units (60% if the sale is made after December 31, 2010), unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust property as set forth in the opinion of the investment banking firm, commercial banking firm or other entity mentioned above and on terms and conditions deemed commercially reasonable by that firm.
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
     A meeting of the Unit holders may be called at any time to act with respect to any matter as to which the Trust Agreement authorizes the Unit holders to act. Any such meeting may be called by the Trustee in its discretion and will be called by the Trustee (i) as soon as practicable after receipt of a written request by BP Alaska or a written request that sets forth in reasonable detail the action proposed to be taken at the meeting and is signed by holders of at least 25% of the outstanding Units or (ii) when required by applicable laws or regulations or the New York Stock Exchange. The Trustee will give written notice of any meeting stating the time and place of the meeting and the matters to be acted on not more than 60 days nor fewer than 10 days before the meeting to all Unit holders of record on a date not more than 60 days before the meeting at their addresses shown on the records of the Trust. All meetings of Unit holders are required to be held in Manhattan, New York City. Unit holders are entitled to cast one vote on all matters coming before a meeting, in person or by proxy, for each Unit held on the record date for the meeting.
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
Royalty Production
     The “Royalty Production” for each day in a calendar quarter is 16.4246% of the lesser of (i) the first 90,000 barrels of the actual average daily net production of crude oil and condensate for the quarter from the Prudhoe Bay (Permo-Triassic) Reservoir and saved and allocated to the oil and gas leases owned by BP Alaska in the Prudhoe Bay field as of February 28, 1989 (the “BP Working Interests”), or (ii) the actual average daily net production of crude oil and condensate for the quarter from the BP Working Interests. The Royalty Production is based on oil produced from the oil rim and condensate produced from the gas cap, but not on gas production or natural gas liquids production. The actual average daily net production of oil and condensate from the BP Working Interests for any calendar quarter is the total production of oil and condensate for the quarter, net of the State of Alaska royalty, divided by the number of days in the quarter.
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

Chargeable Costs
     The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $11.75 during 2003, $12.00 during 2004, $12.25 during 2005, $12.50 during 2006 and $12.75 during 2007. Chargeable Costs for 2008 and subsequent years are shown in the following table:

Calendar	Chargeable Costs	Calendar	Chargeable Costs
year	per barrel	year	per barrel

2008	$13.00	2015	$17.00
2009	13.25	2016	17.10
2010	14.50	2017	17.20
2011	16.60	2018	20.00
2012	16.70	2019	23.75
2013	16.80	2020	26.50
2014	16.90
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
     Until August 2006, the Production Taxes payable with respect to the Royalty Production were (i) the Alaska Oil Production Tax (the “Old Tax”), which was levied at the flat rate of 15% of the gross value of oil at the point of production (the wellhead or field value) and which, as required by the Conveyance, was applied for the purpose of determining the Royalty Interest without regard to the “economic limit factor” (a formula designed to result in low tax rates for smaller low productive fields and higher tax rates for larger highly productive fields), and (ii) a surcharge of $0.03 per barrel of Royalty Production. The Conveyance provides that, in the case of taxes based upon wellhead or field value, the WTI Price less the product of $4.50 multiplied by the Cost Adjustment Factor is deemed to be the wellhead or field value.
     Alaska adopted a new oil and gas production tax on August 20, 2006 (Chapter 2, Third Special Session Laws of Alaska 2006) (the “2006 Tax”) which amended the Alaska oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) and replaced the Old Tax. Under the 2006 Tax, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska (“Lease Expenditures”) for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Tax was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel. In addition, the 2006 Tax increased the surcharge on oil produced from leases or properties in Alaska from $0.03 to $0.04 per barrel.
     On December 19, 2007, Alaska Governor Sarah Palin signed into law a bill (Chapter 1, Second Special Session Laws of Alaska 2007) (the “2007 Tax”) which took effect on December 20, 2007 and further amended the Production Tax Statutes in certain respects. The 2007 Tax changes the basic tax rate from 22.5% to 25% and increases the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.
     In order to resolve uncertainties in the interpretation of the Conveyance resulting from adoption of the 2006 Tax, in October 2006 the Trustee entered into a letter agreement with BP Alaska (the “2006 Letter Agreement”), a copy of which is incorporated by reference as Exhibit 4.5 to this report. The 2006 Letter Agreement sets forth principles agreed to by BP Alaska and the Trustee to resolve how the amount of tax chargeable against the Royalty Interest was to be determined under the Conveyance and the extent to which the retroactivity of the tax legislation was to be recognized for purposes of the Conveyance (the “Consensus Principles”). In December 2007, BP Alaska notified the Trustee that the adoption of the 2007 Tax made it necessary to modify the Consensus Principles to give effect to the new tax rates. After determining that the proposed changes to the Consensus Principles were consistent with the changes in tax rates effected by the 2007 Tax, on January 11, 2008 the Trustee executed a letter agreement dated December 21, 2007 with BP Alaska (the “2008 Letter Agreement”) which supplements and amends the 2006 Letter Agreement and which is incorporated by reference as Exhibit 4.6.to this report.
     Determination of Production Taxes
     The following paragraphs describe how the Consensus Principles provide for the amount of Production Taxes (other than the $0.04 per barrel surcharge) to be determined under the 2006 Tax (from August 20, 2006 through December 19, 2007) and under the 2007 Tax (from December 20, 2007 and thereafter):
(a)	The production tax value per barrel of oil for each day is determined by taking the WTI Price for that day and subtracting the product of the amount of the Chargeable Costs then in effect multiplied by the applicable Cost Adjustment Factor.

(b)	The tax rate for the “progressivity” portion of the tax equals:

2006 Tax	2007 Tax

(i) zero, if the simple average of the daily taxable values per barrel under (a) above for a calendar month is not greater than $40 per barrel; or	(i) zero, if the simple average of the daily taxable values per barrel under (a) above for a calendar month is not greater than $30 per barrel;

(ii) 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of oil under (a) above, exceeds $40 per barrel.	(ii) 0.4% times the amount by which the simple average of the taxable values per barrel under (a) above for a calendar month exceeds $30 per barrel if that average is not greater than $92.50 per barrel; or

(iii) the sum of 25% plus 0.1% times the amount by which the simple average of the taxable values per barrel under (a) above for a calendar month exceeds $92.50, except that such sum may not exceed 50%.
(c)	The amount of Production Tax chargeable against the Royalty Interest equals the taxable value per barrel under (a) above times the Royalty Production under the Conveyance, times a rate equal to the sum of the “progressivity” rate determined under (b) above plus the following percentage:

2006 Tax	2007 Tax

22.5%	25%
     Retroactivity of Tax
     Although both the 2006 Tax and the 2007 Tax are retroactive (to April 1, 2006, in the case of the 2006 Tax; to July 1, 2007, in the case of the 2007 Tax), in the Consensus Principles the parties agreed that the 2006 Tax and 2007 Tax would not be applied retroactively to payments by BP Alaska with respect to the Royalty Interest. Production Taxes charged against the Royalty Interest were the amount of Old Tax as calculated under the Conveyance for oil production during the period from April 1 to August 19, 2006, inclusive. For oil produced on August 20, 2006 through December 19, 2007, the Production Taxes charged against the Royalty Interest were the amount of 2006 Tax, determined as described above, for that production, and for oil produced on December 20, 2007 and thereafter the Production Taxes charged against the Royalty Interest are the amount of 2007 Tax, determined as described above.

     Use of Inflation Adjusted Chargeable Costs under Consensus Principles
     The 2006 Letter Agreement contains a discussion of the rationale for using inflation adjusted Chargeable Costs as a proxy for BP Alaska’s actual Lease Expenditures for purposes of determining Production Taxes chargeable against the Royalty Interest. The 2006 Letter Agreement explains that under the 2006 Tax BP Alaska is required to use estimates of Lease Expenditures for purposes of its monthly reporting to the State of Alaska, and that actual Lease Expenditures are determined and reconciled to monthly estimates up to three months after the close of each fiscal year. The use of BP Alaska’s estimated Lease Expenditures for purposes of calculating the Production Taxes applied to quarterly payments of the Royalty Interest could require regular adjustments to future royalty payments to compensate for over or under charges of Production Taxes to past royalty payments once actual Lease Expenditures were determined. These adjustments could create unfair benefits for certain Unit holders and unfair detriment to others. BP Alaska stated that inflation adjusted Chargeable Costs were expected to provide a reasonable, although not an exact, approximation of BP Alaska’s Leasehold Expenditures and provide certainty to investors in the Trust Units. BP Alaska cautioned, however, that to the extent actual Lease Expenditures for a particular year are higher than adjusted Chargeable Costs for the year, the Trust Units may bear Production Taxes at a higher rate than the rate of tax applicable to BP Alaska’s production for the year; conversely, if BP Alaska’s Lease Expenditures for a year are less than adjusted Chargeable Costs for that year, Production Taxes charged against the Royalty Interest may be charged at a lower rate than the rate of tax applicable to BP Alaska’s production.
     In addition to changes in the rates of tax applicable to oil and gas production introduced by the 2007 Tax, the legislation authorizes the Alaska Department of Revenue (“DOR”) to interpret and apply the amendments to the Production Tax Statutes. The 2007 Tax allows DOR to limit deductible transportation costs for transportation by a regulated pipeline to something less than the tariff actually paid. Other amendments allow DOR to exclude by regulation certain categories of otherwise deductible lease expenditures, or a fixed percentage of them, from being deductible in determining the production tax value of taxable oil. In the 2008 Letter Agreement, BP Alaska indicated that, depending on what the new regulations provide, it may wish to amend the Consensus Principles so that something less than the full amount of Chargeable Costs is to be deducted under the Conveyance in determining the taxable value per barrel. Any such amendment would require the consent of the Trustee. If any such amendment should be proposed, the Trustee will evaluate the proposal to determine whether such amendment is consistent with the Conveyance and the interests of the Unit holders of the Trust and will make its decision accordingly.

Per Barrel Royalty Calculations
     The following table shows how the above-described factors interacted during the past five years to produce the average Per Barrel Royalty paid during the calendar years indicated. Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred. Revenues and expenses presented in the statement of cash earnings and distributions presented in Part II, Item 8 below are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for any calendar year are attributable to BP Alaska’s operations during the twelve-month period ended September 30 of that year.

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes(1)	Royalty(2)

Calendar 2003:
4th Qtr 2002	$28.25	$11.25	1.396	$15.70	$ 3.33	$ 9.22
1st Qtr 2003	34.08	11.75	1.410	16.57	4.19	13.32
2nd Qtr 2003	29.07	11.75	1.413	16.60	3.44	9.03
3rd Qtr 2003	30.30	11.75	1.421	16.70	3.62	9.98

Calendar 2004:
4th Qtr 2003	31.23	11.75	1.421	16.69	3.76	10.78
1st Qtr 2004	35.18	12.00	1.434	17.20	4.34	13.64
2nd Qtr 2004	38.31	12.00	1.456	17.47	4.79	16.05
3rd Qtr 2004	43.78	12.00	1.459	17.51	5.61	20.66

Calendar 2005:
4th Qtr 2004	48.35	12.00	1.471	17.65	6.29	24.41
1st Qtr 2005	49.70	12.25	1.477	18.09	6.49	25.12
2nd Qtr 2005	53.09	12.25	1.497	18.34	6.98	27.77
3rd Qtr 2005	63.03	12.25	1.512	18.53	8.46	36.04

Calendar 2006:
4th Qtr 2005	60.01	12.25	1.521	18.63	8.01	33.37
1st Qtr 2006	63.36	12.50	1.530	19.13	8.50	35.73
2nd Qtr 2006	70.53	12.50	1.559	19.49	9.56	41.48
3rd Qtr 2006	70.64	12.50	1.570	19.63	10.68	40.34

Calendar 2007:
4th Qtr 2006	60.17	12.50	1.552	19.39	9.31	31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.00	12.75	1.601	20.42	10.59	34.00
3rd Qtr 2007	75.29	12.75	1.601	20.42	14.45	40.42

(1)	Production Taxes for the third quarter of 2006 and subsequent quarters reflect the effect of the 2006 Alaska oil and gas production tax and the application of the Consensus Principles described above. The 2007 Tax commenced affecting the royalty payment with respect to the fourth quarter of 2007 which the Trust received in January 2008.

(2)	Average per barrel royalty is calculated on the basis of the following preliminary estimates of average daily net production of oil and condensate from the BP Working Interests: 62,087 barrels in the third quarter of 2006, 87,221 barrels in the fourth quarter of 2006, 86,917 barrels in the second quarter of 2007 and 81,259 barrels in the third quarter of 2007; average per barrel royalty for all other periods is calculated on the basis of 90,000 barrels of average daily net production. See “THE PRUDHOE BAY UNIT AND FIELD — Collection and Transportation of Prudhoe Bay Oil” and Note 8 of Notes to Financial Statements in Part II, Item 8 below for additional information.

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
     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2007 is shown in the following table:

	Oil rim		Gas cap

BP Alaska	26.36	%(a)	26.36	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.08		36.08
ChevronTexaco	1.16		1.16

Total	100.00%		100.00%

(a)	The Trust’s share of oil production is computed based on BP Alaska’s ownership interest in the oil rim participating area of 50.68% as of February 28, 1989. Subsequent decreases in BP

Alaska’s participation in oil rim ownership do not affect calculation of Royalty Production from the BP Working Interests and have not decreased the Trust’s Royalty Interest.

(b)	The Trust’s share of condensate production is computed based on BP Alaska’s ownership interest in the gas cap participating area of 13.84% as of February 28, 1989. Subsequent increases in BP Alaska’s gas cap ownership do not affect calculation of Royalty Production from the BP Working Interests and have not increased the Trust’s Royalty Interest.
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
The Prudhoe Bay Field
     The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2007, approximately 11 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.
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
     The Royalty Interest is based upon oil produced from the oil rim and condensate produced from the gas cap, but not upon gas production (which is currently uneconomic on a large scale) or natural gas liquids production stripped from gas produced.
Historical Production
     Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2007 there were about 1,126 active producing oil wells, 34 gas reinjection wells, 86 water injection wells and 133 water and miscible gas injection wells in the Prudhoe Bay field. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 350 barrels per day in 2003, 317 barrels per day in 2004, 293 barrels per day in 2005, 223 barrels per day in 2006 and 232 barrels per day in 2007. There was a temporary impact on production from the east side of the Prudhoe Bay Unit as a result of the August 2006 partial shutdown, as discussed in the last paragraph under the heading “Collection and Transportation of Prudhoe Bay Oil,” below
     BP Alaska’s share of the hydrocarbon liquids production from the Prudhoe Bay field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Prudhoe Bay field’s total production and the net share of oil and condensate (net of State of Alaska royalty) allocated to the BP Working Interests have been as follows during the past five years:

	Oil		Condensate
Calendar		Net to BP Working		Net to BP Working
year	Total field	Interests	Total field	Interests
	(thousand barrels per day)

2003	273.2	121.2	113.8	13.8
2004	243.4	107.9	109.0	13.2
2005	228.9	101.5	96.4	11.7
2006(a)	173.9	77.1	76.7	9.3
2007(b)	181.6	80.5	80.4	9.7

(a)	2006 production figures reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 have been revised to reflect actual production for the year.

(b)	2007 production figures are estimated by BP Alaska based on the best available data.

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
     At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,287 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It takes the oil about seven days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a capacity of approximately 1.4 million barrels of oil per day.
     On August 7, 2006, BP announced that BP Alaska had begun a shutdown of the Prudhoe Bay Unit following the discovery of unexpectedly severe corrosion and a small spill from the oil transit line on the eastern side of the field. The decision followed the receipt several days earlier of data from a “smart pig”† run completed in late July. Analysis of the data revealed 16 anomalies in 12 locations in the oil transit line. During follow up inspections of the anomalies, BP Alaska personnel discovered corrosion-related wall thinning which appeared to exceed criteria for continued operation and a leak and small spill estimated at four to five barrels. BP had previously announced plans to replace a three-mile segment of transit line on the western side of the Prudhoe Bay field following inspections conducted after a large spill caused by corrosion discovered in March 2006.
     BP subsequently determined to shut down only the eastern side of the Prudhoe Bay Unit and continue production from the western side of the Unit. The partial shutdown of the field reduced average daily production to approximately half of normal output. On September 22, 2006, BP announced that it had received clearance from the U.S. Department of Transportation (“DOT”) to restart production in the eastern half of the Prudhoe Bay Unit. BP has announced plans to completely replace approximately 16 miles of transit lines and to implement federally-required corrosion monitoring practices. Replacement of the transit lines commenced in 2007 and will continue into 2008. BP Alaska has implemented the new DOT federally required corrosion monitoring practices, which supplement or replace corrosion monitoring practices that existed prior to the new DOT corrosion monitoring requirements.
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
     The reserves attributable to the Trust’s Royalty Interest constitute only a part of the overall reserves allocated to the BP Working Interests. BP Alaska has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2007 were 97.8 million barrels of oil and condensate, of which 86.87 million barrels are proved developed reserves and 10.93 million barrels are proved undeveloped reserves. Using procedures specified in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Alaska calculated that as of December 31, 2007 production of oil and condensate from the proved reserves allocated to the Trust’s Royalty Interest will result in estimated future net revenues to the Trust of $3,209.3 million, with a present value of $1,599.8 million. BP Alaska’s estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.
     BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, BP Alaska’s net production of oil and condensate from proved reserves was less than 90,000 barrels per day on an annual basis in 2007. BP Alaska anticipates that its average net production of oil and condensate from proved reserves will be below 90,000 barrels per day on an annual average basis in 2008 and all future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the WTI Price of $96.01 per barrel on December 31, 2007, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2031. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate through 2075.
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
     The following table shows the net remaining proved reserves of oil and condensate allocated to the BP Working Interests, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

	Net Proved Reserves
	BP Working		WTI Price
December 31	Interests (a)	Trust (b)	per barrel
	(million barrels)

2003	858.7	77.9	$32.55
2004	941.4	77.4	43.46
2005	1,043.0	85.3	61.04
2006	912.1	81.1	61.06
2007	915.1	97.8	96.01

(a)	Includes proved undeveloped reserves of 139.9 million barrels at December 31, 2003, 115.4 million barrels at December 31, 2004, 96.0 million barrels at December 31, 2005, 84.2 million barrels at December 31, 2006 and 68.7 million barrels at December 31, 2007.

(b)	Includes proved undeveloped reserves of 11.0 million barrels at December 31, 2003, 9.1 million barrels at December 31, 2004, 12.3 million barrels at December 31, 2005, 12.1 million barrels at December 31, 2006 and 10.9 million barrels at December 31, 2007.
     The reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on estimated future production and the current WTI Price, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance. See Note 11 (unaudited) of the Notes to Financial Statements in Item 8.
     BP Alaska is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the Prudhoe Bay Unit working interest owners. The Prudhoe Bay Unit working interest owners regularly assess the technical and economic attractiveness of implementing projects to increase Prudhoe Bay Unit proved reserves. See Item 1A, “RISK FACTORS,” below.
     In the event of changes in BP Alaska’s current assumptions, oil and condensate recoveries may be reduced from the current estimates, unless recovery projects other than those included in the current estimates are implemented.

INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT
Miller and Lents, Ltd.
international oil and gas consultants
                                                 founded 1948
February 11, 2008
The Bank of New York
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street, 8 West
New York, New York 10286

Re:	Estimates of Proved Reserves,
Future Production Rates, and
Future Net Revenues for the
BP Prudhoe Bay Royalty Trust
As of December 31, 2007
Gentlemen:
          This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc. and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2007. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.
          The estimates and calculations reviewed were summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 5th, 2008 addressed to Mr. Remo Reale of The Bank of New York and signed by Mr. Lewis Westwick. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimate of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and (6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.
          Proved Reserves were estimated by BP Exploration (Alaska) Inc. in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues are not intended and should not be interpreted to represent fair market values for the estimated reserves.

Miller and Lents, Ltd.

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 11, 2008
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
          As a result of our cumulative reviews, based on the foregoing, we conclude that:
1.	A large body of basic data and detailed analyses are available and were used in making the estimates. In our judgment, the quantity and quality of currently available data on reservoir boundaries, original fluid contacts, and reservoir rock and fluid properties are sufficient to indicate that any future revisions to the estimates of total original in-place volumes should be minor. Furthermore, the data and analyses on recovery factors and future production rates are sufficient to support the Proved Reserves estimates.

2.	The methods and procedures employed to accumulate and evaluate the necessary information and to estimate, document, and reconcile reserves, annual production rate forecasts, and future net revenues are effective and are in accordance with generally accepted geological and engineering practice in the petroleum industry.

3.	Based on our limited independent tests of the computations of reserves, production flowstreams, and future net revenues, such computations were performed in accordance with the methods and procedures described to us.

4.	The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2007, of 97.80 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 97.80 million barrels of total Proved Reserves, 86.87 million barrels are Proved Developed Reserves, and 10.93 million barrels are Proved Undeveloped Reserves.

5.	Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2007 production of the Proved Reserves will result in Estimated Future Net Revenues of $3,209.3 million and Present Value of Estimated Future Net Revenues of $1,599.8 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

6.	BP Exploration (Alaska) Inc. has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and well mechanical improvements. As a consequence of these activities and their required downtime, BP Exploration (Alaska) Inc.’s net production of oil and condensate from Proved Reserves was less than 90,000 barrels per

Miller and Lents, Ltd.

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 11, 2008
day on an annual average basis in 2007. BP Exploration (Alaska) Inc. expects that its net production of oil and condensate from Proved Reserves will be less than 90,000 barrels per day on an annual average basis in all future years. The BP Exploration (Alaska) Inc. projection of its net production of oil and condensate under its forecast of downtime and operating efficiency is reasonable.

7.	Production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum of the per barrel Chargeable Costs and per barrel Production Taxes, appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.’s net production level.

8.	Based on the West Texas Intermediate Price of $96.01 per barrel on December 31, 2007, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2031 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2075; however, for the economic conditions and production forecast as of December 31, 2007 the Per Barrel Royalty will be zero following the year 2031. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

9.	Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.
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

Miller and Lents, Ltd.

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 11, 2008
expects continued economic production from the reservoir at a declining rate through the year 2075. Additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate but not eliminate the decline in gross oil and condensate production capacity.
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

Miller and Lents, Ltd.

The Bank of New York Trustee, BP Prudhoe Bay Royalty Trust	February 11, 2008
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

WPK/eb

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
          Since the end of 2006, the oil transit lines in the Prudhoe Bay field have been subject to federal supervision and inspection by the U.S. Department of Transportation under the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. See “THE PRUDHOE BAY UNIT AND FIELD — Collection and Transportation of Prudhoe Bay Oil” above.
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
Taxation of Foreign Unit Holders
          Generally, a holder of Units who is a nonresident alien individual or which is a foreign corporation (a “Foreign Taxpayer”) is subject to tax on the gross income produced by the Royalty Interest at a rate equal to 30% (or at a lower treaty rate, if applicable). This tax is withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty Interest as effectively connected with the conduct of a United States trade or business under Internal Revenue Code section 871 or section 882, or pursuant to any similar provisions of applicable treaties. If a Foreign Taxpayer makes this election, it is entitled to claim all deductions with respect to such income, but a United States federal income tax return must be filed to claim such deductions. This election once made is irrevocable unless an applicable treaty provides otherwise or unless the Secretary of the Treasury consents to a revocation.
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
          If a Foreign Taxpayer is a corporation which made an election under Internal Revenue Code section 882(d), the corporation would also be subject to a 30% tax under Internal Revenue Code section 884. This tax is imposed on U.S. branch profits of a foreign corporation that are not reinvested in the U.S. trade or business. This tax is in addition to the tax on effectively connected income. The branch profits tax may be either reduced or eliminated by treaty.
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
Backup Withholding
          A payor must withhold 28% of any reportable payment if the payee fails to furnish his taxpayer identification number (“TIN”) to the payor in the required manner or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Unit holders will avoid backup withholding by furnishing their correct TINs to the Trustee in the form required by law.
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
          The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2031. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2007, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the BP Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.
•	Construction of a proposed gas pipeline from the North Slope of Alaska to the Midwestern United States could accelerate the decline in Royalty Production from the Prudhoe Bay field.
          In June 2006, the Alaska legislature passed, and Governor Sarah Palin signed, the Alaska Gasline Inducement Act (“AGIA”), a law designed to advance construction of a natural gas pipeline from the North Slope to the lower 48 states. The AGIA requires a prospective pipeline project builder to meet certain requirements that will advance the project in exchange for a license that provides up to $500 million in matching funds. On January 4, 2008, Governor Palin announced that the State had finished its completeness review of the five applications submitted under the AGIA, and that the application from two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) satisfied all of the mandatory requirements set out in the AGIA. TransCanada’s application states that it anticipates that construction of the pipeline would begin in 2015, and that commercial operation would begin by November 2017. The TransCanada application will be subject to public comment until March 6, 2008, after which the commissioners of Natural Resources and Revenue (the “Commissioners”) will review the comments submitted and issue written findings and a recommendation for or against issuing the AGIA license. If the Commissioners recommend issuance of the license, their findings will be forwarded to the Alaska legislature, which has 60 days to pass a bill approving the issuance of the license.
          It is not certain that TransCanada will be granted a license to construct the proposed pipeline or that the pipeline will be constructed or, if constructed, that it will be completed on the proposed schedule. ConocoPhillips has submitted a competing gas pipeline plan outside of the AGIA requirements.
          Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale is not economical. Natural gas released by pumping oil is reinjected into the ground, which helps to maintain reservoir pressure and facilitates extraction of oil from the field. If a natural gas pipeline is constructed, it will make it economical to extract natural gas from the Prudhoe Bay field and transport it to the lower 48 states for sale. Extraction of natural gas from the Prudhoe Bay field will lower reservoir pressure, although carbon dioxide stripped out of the gas can be reinjected and other methods can be employed to mitigate the reduction. The lowering of the reservoir pressure may accelerate the decline in production from the BP Working Interests and the time at which royalty payments to the Trust will cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the BP Working Interests, the Unit holders will not realize any offsetting benefit from natural gas production from the Prudhoe Bay field.
•	Royalty Production from the Prudhoe Bay field may be adversely affected by the recent change in the Alaska Production Tax Statutes.
          The recent enactment of the 2007 Tax (see “THE ROYALTY INTEREST — Production Taxes” in Item 1 above) may accelerate the decline in production of oil and condensate from the Prudhoe Bay field if BP Alaska and the other owners of working interests in the Prudhoe Bay Unit significantly reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology. The 2007 Tax, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminates or reduce many deductions and credits permitted under the 2006 Tax. BP Alaska has announced that its 2008 capital budget of $800 million is $100 million less than it would have spent under the 2006 Tax regime. BP Alaska stated that the total actual reduction in 2008 industry investment in the Prudhoe Bay Unit by all working interest owners is about $400 million.
•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which have been volatile in recent years, and on the volume of production from the BP Working Interests, which may vary from quarter to quarter in the future.
          Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. For additional information, see the monthly history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov/dnav/pet/hist/rwtcM.htm.
          Recent moves in crude oil prices have been affected by many factors, including changes in demand by oil-consuming countries, the actions of OPEC to control production by members of the cartel, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market, and other unpredictable political, psychological and economic factors. Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time.
          Moreover, it is increasingly likely that the Trust's revenues in future periods also will be affected by increases and decreases in production from the BP Working Interests. BP Alaska's net production of oil and condensate from proved reserves in the BP Working Interests was less than 90,000 barrels per day on an annual basis during 2007. The Trustee has been advised that BP Alaska expects that average net production from the BP Working Interests will be less than 90,000 barrels a day on an annual basis in 2008 and future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.
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
          BP has announced plans to completely replace approximately 16 miles of transit lines and has implemented federally-required corrosion monitoring practices. However, the discovery of additional defects in Prudhoe Bay Unit oil flowlines and transit lines, and damage to or failures of separation facilities or other critical equipment, could result in future shutdowns of oil production from all or portions of the Prudhoe Bay Unit and have an adverse effect on future royalty payments.

•	Oil production from the Prudhoe Bay Unit could be interrupted by damage to the Trans-Alaska Pipeline System from natural disasters, accidents, or deliberate attacks.
          The Trans-Alaska Pipeline System connects the North Slope oil fields to the southern port of Valdez, almost 800 miles away. It is the only way that oil can be transported from the North Slope to market. The pipeline system crosses three mountain ranges, many rivers and streams and thaw-sensitive permafrost. It is susceptible along its length to damage from earthquakes, forest fires and other natural disasters. The pipeline system also is vulnerable to failures of pipeline segments and pumping equipment, accidental damage and deliberate attacks. If the pipeline or its pumping stations should suffer major damage from natural or man-made causes, production from the Prudhoe Bay Unit could be shut in until the pipeline system can be repaired and restarted. Royalty payments to the Trust could be halted or reduced by a material amount as a result of interruption to production from the Prudhoe Bay Unit.
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
          The interests of BP Alaska and the Trust with respect to the Prudhoe Bay Unit could at times be different. The Per Barrel Royalty that BP Alaska pays to the Trust is based on the WTI Price, Chargeable Costs and Production Taxes, all of which are amounts contractually defined the Conveyance. The WTI Price does not necessarily correspond to the actual price realized by BP Alaska for crude oil produced from the BP Working Interests, and Chargeable Costs and Production Taxes may not bear any relation to BP Alaska’s actual costs of production and tax expenses. The actual per barrel profit realized by BP Alaska on the Royalty Production may differ materially from the Per Barrel Royalty that it is required to pay to the Trust. It is possible under certain circumstances that the relationship between BP Alaska’s actual per barrel revenues and costs could be such that BP Alaska might determine to interrupt or discontinue production in whole or in part from the BP Working Interests even though a Per Barrel Royalty might otherwise be payable to the Trust under the Conveyance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          The Trust has not received any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Exchange Act that remain unresolved.
ITEM 2. PROPERTIES
          Reference is made to Item 1 for the information required by this item.
ITEM 3. LEGAL PROCEEDINGS
          None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of Unit holders during the fourth quarter ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
          The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2007.

			Distributions
	High	Low	Per Unit
2006:
First Quarter	$72.99	$64.26	$2.114
Second Quarter	80.00	67.05	2.208
Third Quarter	91.50	66.34	2.595
Fourth Quarter	77.49	69.75	1.675

2007:
First Quarter	76.98	54.80	1.544
Second Quarter	72.50	63.50	1.545
Third Quarter	79.40	64.50	1.728
Fourth Quarter	80.20	69.20	2.282
          As of February 26, 2008, 21,400,000 Units were outstanding and were held by 647 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2007.
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

ITEM 6.	SELECTED FINANCIAL DATA
          The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2007	2006	2005	2004	2003
	(in thousands, except per Unit amounts)

Royalty revenues	$177,318	184,864	152,978	82,682	55,986
Interest income	$81	75	37	11	10
Trust administration expenses	$1,687	1,057	1,097	976	1,168
Cash earnings	$175,712	183,882	151,918	81,717	54,828
Cash distributions	$175,713	183,883	151,908	81,702	54,867
Cash distributions per unit	$8.211	8.593	7.098	3.818	2.564

	December 31
	2007	2006	2005	2004	2003
	(dollar amounts in thousands)

Trust corpus	$6,592	8,853	10,876	12,881	14,730
Total assets	$7,035	9,044	11,054	13,052	15,046
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
          The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Item 1 for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST — Sales of Royalty Interest; Borrowings and Reserves” in Item 1.
          Since 1999, the Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust.

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
          When BP Alaska’s average net production of oil and condensate per quarter from the BP Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is increasingly likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the BP Working Interests. BP Alaska’s net production of oil and condensate from proved reserves in the BP Working Interests was less than 90,000 barrels per day on an annual basis during 2007. The Trustee has been advised that BP Alaska expects that average net production from the BP Working Interests will be less than 90,000 barrels a day on an annual basis in 2008 and future years.
          BP Alaska estimates Royalty Production from the BP Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the BP Working Interests is below 90,000 barrels per day, calculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations may result in quarterly royalty payments by BP Alaska which reflect adjustments for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected. See Note 8 of Notes to Financial Statements in Item 8. Because the annual statement of cash earnings and distributions of the Trust is prepared on a modified cash basis, royalty revenues for the calendar year do not include the amounts of underpayments or overpayments affecting payments received during the fourth quarter of the year.
          During the years 2006 and 2007 and the period of 2008 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2008 will depend on WTI Prices prevailing during the remainder of the year.
2007 compared to 2006
          World oil prices and WTI Prices receded during the fourth quarter of 2006 and first quarter of 2007 from the highs reached during the second and third quarters of 2006. As a consequence, in spite of average WTI Prices having risen to an all-time high of $75.29 during the third quarter of 2007, average WTI Prices for the twelve months ended September 30, 2007 were 2.2% lower than during the preceding twelve-month period. Royalty revenues and cash earnings fell 4.1% and 4.4%, respectively, partly as a result of the overall decline in WTI Prices, but were affected to a greater degree by the higher tax rates imposed by the 2006 Alaska oil and gas tax legislation, which entered into the calculation of the Per Barrel Royalty commencing in the third quarter of 2006 (see “THE ROYALTY INTEREST — Production Taxes” in Item 1), as well as by a scheduled increase in Chargeable Costs from $12.50 to $12.75 per barrel beginning in the first quarter of 2007. Production taxes charged against the average Per Barrel Royalty were approximately 17% higher with respect to the twelve months ended September 30, 2007 than during the twelve months ended September 30, 2006. Cash earnings were affected by an increase of approximately 60% in Trust administrative expenses, principally due to legal fees and expenses incurred defending a class action lawsuit. See Note 7 of Notes to Financial Statements in Item 8.
2006 compared to 2005
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
We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2007 and 2006, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of The Bank of New York, as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2007 and 2006 and its distributable income and changes in trust corpus for each of the years in the three-year period ended December 31, 2007 in conformity with the modified cash basis of accounting described in note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 29, 2008

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	December 31,	December 31,
	2007	2006
Assets

Royalty interest, net (Notes 1, 2 and 3)	$6,026	$8,034
Cash and cash equivalents (Note 2)	1,009	1,010

Total assets	$7,035	$9,044

Liabilities and Trust Corpus

Accrued expenses	$443	$191

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	6,592	8,853

Total liabilities and trust corpus	$7,035	$9,044

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	Year Ended December 31,
	2007	2006	2005

Royalty revenues	$177,318	$184,864	$152,978
Interest income	81	75	37
Less: Trust administrative expenses	(1,687)	(1,057)	(1,097)

Cash earnings	$175,712	$183,882	$151,918

Cash distributions	$175,713	$183,883	$151,908

Cash distributions per unit	$8.211	$8.593	$7.098

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands)

	Year Ended December 31,
	2007	2006	2005

Trust corpus at beginning of year	$8,853	$10,876	$12,881
Cash earnings	175,712	183,882	151,918
Increase in accrued expenses	(252)	(13)	(7)
Cash distributions	(175,713)	(183,883)	(151,908)
Amortization of royalty interest	(2,008)	(2,009)	(2,008)

Trust corpus at end of year	$6,592	$8,853	$10,876

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware statutory trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York (The “Trustee”) and BNYM (Delaware) (successor to The Bank of New York (Delaware)), as co-trustee. Standard Oil and BP Alaska are indirect wholly owned subsidiaries of the BP p.l.c. (“BP”).

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

The trustees of the Trust are The Bank of New York, a New York banking corporation, and BNYM (Delaware), a Delaware banking corporation. BNYM (Delaware) serves as co-trustee in order to satisfy certain requirements of the Delaware Statutory Trust Act. The Bank of New York alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

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
December 31, 2007
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2007, 2006 and 2005 was $0.38, $0.41 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2007 and 2006, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2007, 2006 and 2005. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of December 31, 2007 and 2006, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.
Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007
(3)	Royalty Interest
The Royalty Interest is comprised of the following at December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(355,456)	(353,448)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$6,026	$8,034

(4)	Income Taxes

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

The Alaska oil and gas production tax statutes were amended by a bill (the “2006 Tax”) which became effective on August 20, 2006. The 2006 Tax replaced an oil production tax levied at the flat rate of 15% of the gross value at the point of production (the “wellhead” or “field” value) of taxable oil produced from a producer’s leases or properties in the State of Alaska. Under the 2006 Tax, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Tax was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel.

On December 20, 2007, a bill (the “2007 Tax”) took effect which further amended the Alaska oil and gas production tax statutes in certain respects. The 2007 Tax changes the basic tax rate from 22.5% to 25% and increases the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007
The Trustee and BP Alaska entered into a letter agreement in October 2006 and an amendment thereto in January 2008 (the “Letter Agreement”) to resolve issues associated with the 2006 Tax and the 2007 Tax. The Letter Agreement modified the calculation of Production Taxes in the daily Per Barrel Royalty calculation effective as of August 20, 2006, in the case of the 2006 Tax, and effective December 20, 2007, in the case of the 2007 Tax. It also provides that the retroactivity provisions of the respective tax bills are not applicable to the Per Barrel Royalty calculation for periods prior to the effective dates of the 2006 Tax and the 2007 Tax.
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

In November 2006, a complaint was filed in the United States District Court for the District of Alaska, purportedly as a class action on behalf of the public holders of units in the Trust, against BP, the Trust, BP Alaska, Standard Oil and other unnamed defendants. In April 2007 the plaintiff voluntarily dismissed the Trust as a defendant in the action and in September 2007, the District Court dismissed all of the plaintiff’s claims against BP, BP Alaska and Standard Oil without prejudice. Other lawsuits are pending against BP, Standard Oil and BP Alaska in the United States District Court for the Western District of Washington and in the United States District Court for the Southern District of New York. Although the Trust is not a defendant in these cases, the Trust will incur legal and other expenses in amounts which may be significant as a result of demands for production of documents made by the plaintiffs on the Trustee and its agents and representatives.

(8)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2007 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate was less than 90,000 barrels per day during each of the third and fourth quarters of 2006 and the second quarter of 2007. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below:

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007

	2007 Payments Received
	January	April	July	October
Royalty payment as calculated	$41,470,000	$39,297,000	$44,164,111	$49,636,093
Adjustment for underpayment (overpayment), plus accrued interest	1,736,000	(47,000)	—	1,061,954

Net payment received	$43,206,000	$39,250,000	$44,164,111	$50,698,047

(9)	Subsequent Event

In January 2008, the Trust received a payment of $65,384,224 from BP Alaska. This payment consisted of $65,284,449, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2007, plus $63,775, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2007. See Note 8 above.

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands, except unit data):

	2007 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$43,206	$39,250	$44,164	$50,698
Interest income	20	20	21	20
Trust administrative expenses	(169)	(391)	(767)	(360)

Cash earnings	43,057	38,879	43,418	50,358
Cash distributions	43,059	38,879	43,415	50,360
Cash distributions per unit	2.0121	1.8168	2.0287	2.3533

	2006 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$45,383	$47,539	$55,797	$36,145
Interest income	14	18	22	21
Trust administrative expenses	(157)	(296)	(279)	(325)

Cash earnings	45,240	47,261	55,540	35,841
Cash distributions	45,246	47,258	55,538	35,841
Cash distributions per unit	2.1143	2.2083	2.5952	1.6748

	2005 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$33,197	$33,413	$37,357	$49,011
Interest income	5	9	11	12
Trust administrative expenses	(151)	(367)	(388)	(191)

Cash earnings	33,051	33,055	36,980	48,832
Cash distributions	33,051	33,060	36,971	48,826
Cash distributions per unit	1.5444	1.5449	1.7276	2.2816

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007

	Fiscal Year Ended
	2007	2006	2005

Royalty revenues	$177,318	$184,864	$152,978
Interest income	81	75	37
Trust administrative expenses	(1,687)	(1,057)	(1,097)

Cash earnings	175,712	183,882	151,918
Cash distributions	175,713	183,883	151,908
Cash distributions per unit	8.211	8.593	7.098
(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the Field, based on the WTI Price on December 31, 2007 ($96.01 per barrel), December 31, 2006 ($61.06 per barrel) and December 31, 2005 ($61.04 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2007, 2006 and 2005, based on BP Alaska’s latest reserve estimate at such time and the WTI Prices on December 31, 2007, 2006 and 2005, were estimated to be 98, 81 and 85 million barrels, respectively (of which 87, 69 and 73 million barrels, respectively, are proved developed). Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007
Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2007, 2006 and 2005, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $96.01, $61.06 and $61.04, respectively, were as follows (in thousands):

	December 31,
	2007	2006	2005

Future cash inflows	$3,209,305	$1,855,304	$2,095,163
10% annual discount for estimated timing of cash flows	(1,609,463)	(803,320)	(885,424)

Standardized measure of discounted future net cash flow (a)	$1,599,842	$1,051,984	$1,209,739

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2007	2006	2005

Revision of previous quantity estimates	$64,461	$(94,069)	$2,472
Net changes in prices and production costs	1,364,445	6,635	753,468
Net change in production taxes	(778,644)	1,382	(116,558)
Other	1,608	(1,073)	(370)

	651,870	(87,125)	639,012

Royalty income received (b)	(209,172)	(191,604)	(173,224)
Accretion of discount	105,195	120,974	67,632

Net increase (decrease) during the year	$547,893	$(157,755)	$533,420

(b)	For the purpose of this calculation, royalty income received for 2007, 2006 and 2005 includes the following:

Period October 1, 2007 through December 31, 2007	$65,182
Period October 1, 2006 through December 31, 2006	$43,206
Period October 1, 2005 through December 31, 2005	$45,383
The above royalty income was received by the Trust in January 2008, 2007 and 2006, respectively.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2007
The changes in quantities of proved oil and condensate were as follows (in thousands of barrels):

Estimated net proved reserves of oil and condensate at December 31, 2005	85,313
Production	(4,932)
Reserve estimate revisions	697
Change caused by prices/costs	—

Estimated net proved reserves of oil and condensate at December 31, 2006	81,078
Production	(5,249)
Reserve estimate revisions	(10,792)
Change caused by prices/costs	32,762

Estimated net proved reserves of oil and condensate at December 31, 2007	97,799

Proved reserves:

December 31, 2005	85,313

December 31, 2006	81,078

December 31, 2007	97,799

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2007.

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
     As of the end of calendar 2007, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007.
     The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full below.
Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:
We have audited the Trustee’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York, as the trustee of BP Prudhoe Bay Royalty Trust is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2007 and 2006, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.
KPMG LLP
Dallas, Texas
February 29, 2008

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
     The Trust has no directors or executive officers. The Trust is administered by the Trustee under the authority granted it in the Trust Agreement. The Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Trust. See “THE TRUST — Duties and Powers of Trustee” in Item 1.
     The Trustee may be removed with or without cause by vote of holders of a majority of the Units at a meeting called and held as provided in the Trust Agreement. At the meeting the Unit holders may appoint a successor trustee meeting the requirements set forth in the Trust Agreement. See “THE TRUST — Resignation or Removal of Trustee” in Item 1.
     The Trust has not adopted a code of ethics. The standards of conduct governing the Trustee are set forth in the Trust Agreement and Delaware law. Ethical standards applicable to the employees of the Trustee are set forth in The Bank of New York’s Code of Conduct which may be found at www.bnymellon.com/ethics.

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
     Under the Trust Agreement, the Trustee is entitled to receive on each Quarterly Record Date a quarterly fee, currently consisting of: (i) a quarterly administrative fee of $.0017 per Unit outstanding on the Quarterly Record Date plus $10.00 for each payment by wire transfer to a Unit holder and (ii) a transfer service fee of $2.42 per Unit holder account as of the Quarterly Record Date. Both the administrative service fee and the transfer service fee are subject to increase in each calendar year by the proportionate increase, if any, during the preceding calendar year in the Consumer Price Index (as defined in the Conveyance; see “THE ROYALTY INTEREST — Cost Adjustment Factor” in Item 1) during the preceding calendar year. The Trustee also bills the Trust for certain reimbursable expenses. There is no compensation committee or committee performing similar functions with authority to determine any compensation of the Trustee other than the fees and reimbursable expenses provided for in the Trust Agreement.
     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2007 was as follows:

			Transfer Agent and Registrar
Year ended December 31,	Trustee’s Fees		Fees

2005	$141,288		$7,075
2006	147,081		6,860
2007	194,570	*	6,494

*	Includes $20,300 of extraordinary service fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
     No Units are authorized for issuance under any form of equity compensation plan.
Unit Ownership of Certain Beneficial Owners
     As of February 28, 2008, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.
Unit Ownership of Management
     Neither BP Alaska, Standard Oil, nor BP owns any Units. No Units are owned by The Bank of New York, as Trustee or in its individual capacity, or by BNYM (Delaware), as co-trustee or in its individual capacity.

Changes in Control
     The Trustee knows of no arrangement, including the pledge of Units, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     There has been no transaction by the Trust since the beginning of 2007, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.
     The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006
Audit	$135,000	$123,500
Audit related	18,000	16,500
Tax	200,000	200,000
Other	—	—

	$353,000	$340,000

     The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) FINANCIAL STATEMENTS
     The following financial statements of the Trust are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2007 and 2006
Statements of Cash Earnings and Distributions for the years ended December 31, 2007, 2006 and 2005
Statements of Changes in Trust Corpus for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements
(b) FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK, as Trustee

By:	/s/ Remo Reale
Remo Reale
Vice President

February 29, 2008
     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.5	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

*	Filed herewith.