Form 10-K/A
period 2007-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-03-11
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
     As of February 28, 2008, 21,400,000 Units of Beneficial Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Trust’s annual report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “Form 10-K”). This Form 10-K/A is being filed as a result of reclassification of certain amounts included in the fees reported to have been received by the Trustee from the Trust during the year ended December 31, 2007 in Part III, Item 11 — “Executive Compensation” in order to make the fees comparable to fees reported for prior periods. No other corrections are being made to the Form 10-K, but for the convenience of the reader this Form 10-K/A amends and restates in its entirety the previously filed Form 10-K.
This Form 10-K/A continues to speak as of the date of the Form 10-K, and no disclosures in the original Form 10-K have been modified or updated except as noted above. Information not affected by the amendment contained in this Form 10-K/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-K with the SEC. In particular, any forward-looking statements included in this Form 10-K/A represent the Trustee’s view as of the filing date of the Form 10-K.

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
     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2007 was as follows:

			Transfer Agent and Registrar
Year ended December 31,	Trustee’s Fees		Fees

2005	$141,288		$7,075
2006	147,081		6,860
2007	172,235	*	6,494

*	Includes $20,300 of extraordinary service fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
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

March 11, 2008
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