Form 10-Q
period 2008-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-05-12
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☑
     As of April 9, 2008, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$5,524	$6,026

Cash and cash equivalents (Note 2)	1,011	1,009

Total assets	$6,535	$7,035

Liabilities and Trust Corpus

Accrued expenses	$759	$443

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,776	6,592

Total liabilities and trust corpus	$6,535	$7,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2008	2007
Royalty revenues	$65,348	$43,206
Interest income	19	20

Less: Trust administrative expenses	(183)	(169)

Cash earnings	$65,184	$43,057

Cash distributions	$65,182	$43,059

Cash distributions per unit	$3.0459	$2.0121

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Trust corpus at beginning of period	$6,592	$8,853
Cash earnings	65,184	43,057
(Increase) in accrued expenses	(316)	(221)
Cash distributions	(65,182)	(43,059)
Amortization of royalty interest	(502)	(502)

Trust corpus at end of period	$5,776	$8,128

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2008
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

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in effect). See Note 5 for information concerning recent changes in Alaska oil and gas production taxes which have affected the calculation of the Per Barrel Royalty.

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
March 31, 2008
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
In order to ensure that the Trust has the ability to pay future expenses, the Trust established a cash reserve account, which the Trustee believes is sufficient to pay approximately one year’s current and expected liabilities and expenses of the Trust.
(2)	Basis of Accounting

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2008 and 2007 was $0.37 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2008
quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2008 and 2007, and the modified cash earning and distributions and changes in Trust corpus for the three-month periods ended March 31, 2008 and 2007. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2008 and December 31, 2007, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.
(3)	Royalty Interest

The Royalty Interest is comprised of the following at March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(355,958)	(355,456)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$5,524	$6,026

(4)	Income Taxes

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
March 31, 2008
If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit holders would be treated as shareholders, and distributions to Trust Unit holders would not be deductible in computing the Trust’s tax liability as an association.

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York, Corporate Trust Trustee Administration, 101 Barclay Street, New York, NY 10286, telephone number (212) 815-6908.

(5)	Alaska Oil and Gas Production Tax

On August 20, 2006, an amendment to the Alaska oil and gas production tax statutes (the “2006 Tax”) became effective. The 2006 Tax replaced an oil production tax levied at the flat rate of 15% of the gross value at the point of production (the “wellhead” or “field” value) of taxable oil produced from a producer’s leases or properties in the State of Alaska. Under the 2006 Tax, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Tax was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel.

On December 20, 2007, a further amendment to the Alaska oil and gas production tax statutes (the “2007 Tax”) changed the basic tax rate from 22.5% to 25% and increased the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.

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

(6)	Litigation Contingency

Lawsuits on behalf of holders of Units in the Trust are pending against BP, Standard Oil and BP Alaska in the United States District Court for the Western District of Washington and in the United States District Court for the Southern District of New York. Although the Trust is not a defendant in these cases, the Trust has incurred, and will continue to incur, legal and

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2008
other expenses in amounts which may be significant as a result of demands for production of documents made by the plaintiffs on the Trustee and its agents and representatives.

(7)	Royalty Revenue Adjustments

The royalty payments received by the Trust in January 2008 and 2007 with respect to the quarters ended December 31, 2007 and 2006 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2007 and 2006, respectively. Average net production of crude oil and condensate was less than 90,000 barrels per day during the third quarter of 2007 and the third quarter of 2006. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data for the third quarters of 2007 and 2006 resulted in the payment adjustments shown in the table below:

	Payment Received
	January 2008	January 2007
Royalty payment as calculated	$65,284,449	$41,470,000
Adjustment for previous quarter’s underpayment, plus accrued interest	63,775	1,736,000

Net payment received	$65,348,224	$43,206,000

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”) and in Item 1A of Part II this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2007 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2007 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the 2007 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2007 Annual Report.
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
As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2007 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.
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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2007 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the quarters ended March 31, 2008 and 2007, respectively, are attributable to BP Alaska’s operations during the quarters and nine-month periods ended December 31, 2007 and 2006, respectively.
The following tables show the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2008 and 2007 (see Note 1 of Notes to Financial Statements in Part I, Item 1). The information in the table has been furnished by BP Alaska.

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes	Royalty*
January 2008 Royalty Payment:
4th Qtr 2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
January 2007 Royalty Payment:
4th Qtr 2006	$60.17	$12.50	1.552	$19.39	$9.31	$31.46

*	The Royalty Production for the quarter ended December 31, 2006 was calculated on the basis of a preliminary estimate of 87,221 barrels of average daily net production of oil and condensate from the BP Working Interests; the average daily net production of oil and condensate from the BP Working Interests exceeded 90,000 barrels per day during the quarter ended December 31, 2007.
The Quarterly Distributions received by the Trust from BP Alaska in January 2008 and January 2007 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust in the quarters ended December 31, 2007 and 2006, respectively. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the quarters ended March 31, 2008 and 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the BP Working Interests. As long as BP Alaska’s average daily net production from the BP Working Interests exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. BP Alaska has advised the Trustee that, as a consequence of a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements, it anticipates that net production of oil and condensate from the BP Working Interests will be below 90,000 barrels per day on an annual average basis beginning in 2007. BP Alaska reported that average daily net production from the BP Working Interests during the quarter ended March 31, 2008 exceeded 90,000 barrels per day.
In August 2006, Alaska adopted a new oil and gas production tax (the “2006 Tax”) which replaced an oil production tax levied at the flat rate of 15% of the gross value at the point of production of taxable oil produced from a producer’s leases or properties in the State of Alaska. Under the 2006 Tax, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska (“Lease Expenditures”) for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Tax was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel. In addition, the 2006 Tax increased the surcharge on oil produced from leases or properties in Alaska from $0.03 to $0.04 per barrel.
On December 20, 2007, a further amendment to the Alaska oil and gas production tax statutes (the “2007 Tax”) took effect. The 2007 Tax changes the basic tax rate from 22.5% to 25% and increases the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.
In order to resolve uncertainties in the interpretation of the Conveyance resulting from adoption of the 2006 Tax, in October 2006 the Trustee entered into a letter agreement with BP Alaska (the “2006 Letter Agreement”), a copy of which is incorporated by reference as Exhibit 4.5 to this report. The 2006 Letter Agreement sets forth principles agreed to by BP Alaska and the Trustee to resolve how the amount of tax chargeable against the Royalty Interest was to be determined under the Conveyance and the extent to which the retroactivity of the tax legislation was to be recognized for purposes of the Conveyance (the “Consensus Principles”). In December 2007, BP Alaska notified the Trustee that the adoption of the 2007 Tax made it necessary to modify the Consensus Principles to give effect to the new tax rates. After determining that the proposed changes to the Consensus Principles were consistent with the changes in tax rates effected by the 2007 Tax, on January 11, 2008 the Trustee executed a letter agreement dated December 21, 2007 with BP Alaska (the “2008 Letter Agreement”) which supplements and amends the 2006 Letter Agreement and which is incorporated by reference as Exhibit 4.6 to this report.
The following paragraphs describe how the Consensus Principles provide for the amount of Production Taxes (other than the $0.04 per barrel surcharge) to be determined under the 2006 Tax (from August 20, 2006 through December 19, 2007) and under the 2007 Tax (from December 20, 2007 and thereafter):
(a)	The production tax value per barrel of oil for each day is determined by taking the WTI Price for that day and subtracting the product of the amount of the Chargeable Costs then in effect multiplied by the applicable Cost Adjustment Factor.

(b)	The tax rate for the “progressivity” portion of the tax equals:

2006 Tax	2007 Tax
(i) zero, if the simple average of the daily taxable values per barrel under (a) above for a calendar month is not greater than $40 per barrel; or	(i) zero, if the simple average of the daily taxable values per barrel under (a) above for a calendar month is not greater than $30 per barrel;

2006 Tax	2007 Tax
(ii) 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of oil under (a) above, exceeds $40 per barrel.	(ii) 0.4% times the amount by which the simple average of the taxable values per barrel under (a) above for a calendar month exceeds $30 per barrel if that average is not greater than $92.50 per barrel; or

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
Quarter Ended March 31, 2008 Compared to
Quarter Ended March 31, 2007
As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. Royalty revenues received by the Trust in the quarter ended March 31, 2008 increased 51.3% from the the corresponding quarter of 2007, reflecting a 51.1% period-to-period increase in the Average WTI Price from $60.17 per barrel during the quarter ended December 31, 2006 to $90.93 per barrel during the quarter ended December 31, 2007. The average Per Barrel Royalty increased by 52.6%, showing the effect of a 49.5% period-to-period increase in total deductible costs from $28.70 per barrel to $42.92 per barrel. The increase was due principally to increases in Production Taxes chargeable with respect to the quarter ended December 31, 2007 as a consequence of both the progressivity feature of the 2006 Tax and the even higher 2007 Tax rates which became applicable during the latter part of December 2007.

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
Item 4T. Controls and Procedures.
Not applicable.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The following paragraphs supplement the disclosure which appears in Item 1A of Part I of the Trust’s 2007 Annual Report under the caption “Construction of a proposed gas pipeline from the North Slope of Alaska to the Midwestern United States could accelerate the decline in Royalty Production from the Prudhoe Bay field”:
On April 8, 2008, BP and ConocoPhillips announced that they have combined resources to start a joint project called “Denali™ – The Alaska Gas Pipeline.” The companies are not seeking support for the project from the State of Alaska under the Alaska Gasline Inducement Act. The planned project consists of a gas treatment plant on Alaska’s North Slope and a large-diameter pipeline that travels over 700 miles through Alaska, and then into Canada through the Yukon Territory and British Columbia to Alberta. The pipeline will move approximately four billion cubic feet of natural gas per day. If required, the project will also include a large-diameter pipeline from Alberta to the Lower 48 states.
The companies’ news release stated that they plan to spend $600 million to reach the first major project milestone, an open season – a process during which the pipeline company seeks customers to make long-term firm transportation commitments to the project – commencing before the end of 2010. Following a successful open season, the companies intend to obtain Federal Energy Regulatory Commission and National Energy Board certification and move forward with project construction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On April 16, 2008 the Trust received a cash distribution of $57,858,669 from BP Alaska with respect to the quarter ended March 31, 2008. On April 18, 2008, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $57,137,151 (approximately $2.67 per Unit) to Unit holders of record on April 16, 2008 (Form 8-K, Item 8.01).

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
Date: May 9, 2008
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