Form 10-K/A
period 2007-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-05-22
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of February 28, 2008, 21,400,000 Units of Beneficial Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A) amends the Trust’s annual report on Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008 (the “2007 Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on March 11, 2008. This Form 10-K/A is being filed to revise Exhibit 31 to the 2007 Form 10-K, the certifications required by part 4(b) of Item 601(b)(31)(i) of Regulation S-K, to include paragraph 4(b) of Item 601(b)(31)(i).
The 2007 Form 10-K continues to speak as of the date of original filing. No disclosures in the original 2007 Form 10-K, as amended, have been modified or updated except as noted above..

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST By: THE BANK OF NEW YORK, as Trustee
By:	/s/ Remo Reale
Remo Reale
Vice President

May 22, 2008
     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.