Form 10-Q
period 2008-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-08-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon, 101 Barclay Street, New York, NY	10286

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 815-6908
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 8, 2008, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$5,022	$6,026

Cash and cash equivalents (Note 2)	1,001	1,009

Total assets	$6,023	$7,035

Liabilities and Trust Corpus

Accrued expenses	$710	$443

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,313	6,592

Total liabilities and trust corpus	$6,023	$7,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Royalty revenues	$57,859	$39,250	$123,207	$82,456
Interest income	7	20	26	40

Less: Trust administrative expenses	(738)	(391)	(922)	(560)

Cash earnings	$57,128	$38,879	$122,311	$81,936

Cash distributions	$57,137	$38,879	$122,319	$81,938

Cash distributions per unit	$2.6699	$1.8168	$5.7158	$3.8289

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Trust corpus at beginning of period	$5,776	$8,128	$6,592	$8,853
Cash earnings	57,127	38,879	122,311	81,936
(Increase) decrease in accrued expenses	49	(376)	(267)	(597)
Cash distributions	(57,137)	(38,879)	(122,319)	(81,938)
Amortization of royalty interest	(502)	(502)	(1,004)	(1,004)

Trust corpus at end of period	$5,313	$7,250	$5,313	$7,250

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2008
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (the “Trustee”) and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. Standard Oil and BP Alaska are indirect wholly-owned subsidiaries of BP p.l.c. (“BP”).

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

The trustees of the Trust are The Bank of New York Mellon, a New York banking corporation, and BNY Mellon Trust of Delaware, a Delaware banking corporation. BNY Mellon Trust of Delaware serves as co-trustee in order to satisfy certain requirements of the Delaware Statutory Trust Act. The Bank of New York Mellon alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

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
June 30, 2008
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2008 and 2007 was $0.38 and $0.38, respectively, and for the six months ended June 30, 2008 and 2007 was $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2008
basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2008 and 2007, and the modified cash earning and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2008 and 2007. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2008 and December 31, 2007, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

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

(3)	Royalty Interest

The Royalty Interest is comprised of the following at June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(356,460)	(355,456)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$5,022	$6,026

(4)	Income Taxes

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
June 30, 2008
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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon, Corporate Trust Trustee Administration, 101 Barclay Street, New York, NY 10286, telephone number (212) 815-6908.

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
June 30, 2008
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

(6)	Legal Expense Contingency

The Trust has incurred, and may continue to incur, legal fees and expenses in amounts which may be significant as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses are the principal cause of the increase in Trust administrative expenses for the three and six months ended June 30, 2008.

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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, are attributable to BP Alaska’s operations during the three-month and six-month periods ended March 31, 2008 and 2007, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2008 and 2007 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

	Is Based on	Data for Quarter
	Data for			Cost	Adjusted	Average	Average
Royalty	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Payment in	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty(1)
Apr. 2008	03/31/2008	$124.34	$13.00	1.668	$21.68	$52.37 (2)	$50.29 (3)
Jan. 2008	12/31/2007	90.93	12.75	1.618	20.63	22.29	48.01

Apr. 2007	03/31/2007	58.17	12.75	1.567	19.98	8.66	29.54
Jan. 2007	12/31/2006	60.17	12.50	1.552	19.39	9.31	31.46 (4)

(1)	The average daily net production of oil and condensate from the BP Working Interests exceeded 90,000 barrels per day during the quarter unless otherwise indicated.

(2)	Production Taxes reflect the application during the full quarter of the 2007 amendment to the Alaska oil and gas production tax statutes. See “Alaska Oil and Gas Production Tax Changes” below.

(3)	Royalty Production was calculated on the basis of a preliminary estimate of 87,855 barrels of average daily net production.

(4)	Royalty Production was calculated on the basis of a preliminary estimate of 87,221 barrels of average daily net production.
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the BP Working Interests. So long as BP Alaska’s average daily net production from the BP Working Interests exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, BP Alaska has advised the Trustee that, as a consequence of a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements, it anticipates that net production of oil and condensate from the BP Working Interests will be below 90,000 barrels per day on an annual average basis in 2007.
BP Alaska estimates Royalty Production from the BP Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the BP Working Interests is below 90,000 barrels per day in any quarter, recalculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations may cause BP Alaska to adjust its quarterly royalty payments to the Trust to compensate for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected.
The Quarterly Distributions received by the Trust from BP Alaska in January 2008 and January 2007 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust in the quarters ended December 31, 2007 and 2006, respectively. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-month periods ended June 30, 2008 and 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
Alaska Oil and Gas Production Tax Changes
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

Three Months Ended June 30, 2008 Compared to
Three Months Ended June 30, 2007
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2008 increased 47% from the corresponding quarter of 2007, reflecting a 114% period-to-period increase in the Average WTI Price from $58.17 per barrel during the quarter ended March 31, 2007 to $124.34 per barrel during the quarter ended March 31, 2008. The average Per Barrel Royalty, however, increased by only 70%, principally due to a 505% period-to-period increase in average Production Taxes which rose from $8.66 per barrel in the quarter ended March 31, 2007 to $52.37 per barrel in the quarter ended March 31, 2008 as a consequence of the progressivity feature and higher tax rates of the 2007 Tax. Trust administrative expenses were 89% higher in the quarter ended June 30, 2008 than in the corresponding period in 2007, primarily due to on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
Six Months Ended June 30, 2008 Compared to
Six Months Ended June 30, 2007
Trust royalty revenues increased 49% in the six months ended June 30, 2008 from the corresponding period of 2007, reflecting the cumulative effect of an 82% increase in the Average WTI Price during the six-month period ended March 31, 2008 from the six-month period ended March 31, 2007. The average Per Barrel Royalty payable with respect to the six months ended March 31, 2008 received the brunt of the new Alaska oil and gas production taxes and increased by only 61%, as a consequence of both the progressivity feature of the 2006 Tax and 2007 Tax and the higher 2007 Tax rates which became applicable during the latter part of December 2007. Average Production Taxes chargeable with respect to the six-month period ended March 31, 2008 increased 315% over the average Production Taxes chargeable with respect to the six months ended March 31, 2007. Trust administrative expenses were 65% higher during the six months ended June 30, 2007 than in the corresponding period in 2007, primarily due to on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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
Item 4T. Controls and Procedures.
Not applicable.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
The following paragraphs supplement the disclosure which appears in Part I, Item 1A of the Trust’s 2007 Annual Report under the caption “Construction of a proposed gas pipeline from the North Slope of Alaska to the Midwestern United States could accelerate the decline in Royalty Production from the Prudhoe Bay field” and in Part II, Item 1A of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008:
On August 1, 2008, the Alaska legislature approved Trans Canada’s application under the Alaska Gasline Inducement Act for a license to construct a natural gas pipeline from the North Slope to the lower 48 states. Under the license, the state will provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission and Canadian authorities.
See Item 1A in Part II of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 for information concerning a competing pipeline plan proposed by BP and ConocoPhillips. The award of the state license to Trans Canada does not preclude BP and ConocoPhillips from proceeding with their independent plan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On July 15, 2008 the Trust received a cash distribution of $66,030,352 from BP Alaska with respect to the quarter ended June 30, 2008. On July 17, 2008, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed $65,343,974 (approximately $3.05 per Unit) to Unit holders of record on July 11, 2008 (Form 8-K, Item 8.01).
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

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/Remo Reale

Remo Reale
Vice President
Date: August 8, 2008
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