Form 10-Q/A
period 2008-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-09-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Trust’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, originally filed with the Securities and Exchange Commission on August 8, 2008 (the “Form 10-Q”). This Form 10-Q/A is being filed to correct certain supplemental oil price and production tax data, and the discussion concerning that supplemental data, with respect to the quarter ended June 30, 2008 included in Part II, Item 2 - “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-Q. No other changes are being made to the Form 10-Q, but for the convenience of the reader this Form 10-Q/A amends and restates in its entirety the previously filed Form 10-Q.
     This Form 10-Q/A continues to speak as of the date of the Form 10-Q, and no disclosures in the original Form 10-Q have been modified or updated except as noted above. Information not affected by the amendment contained in this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent the Trustee’s view as of the filing date of the Form 10-Q.

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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST — Trust Property” and “THE ROYALTY INTEREST” in the 2007 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
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

	Is Based on	Data for Quarter
	Data for			Cost	Adjusted	Average	Average
Royalty	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Payment in	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty(1)
Apr. 2008	03/31/2008	$97.78	$13.00	1.630	$21.19	$33.58(2)	$43.01
Jan. 2008	12/31/2007	90.93	12.75	1.618	20.63	22.29	48.01

Apr. 2007	03/31/2007	58.17	12.75	1.567	19.98	8.66	29.54
Jan. 2007	12/31/2006	60.17	12.50	1.552	19.39	9.31	31.46 (3)

(1)	The average daily net production of oil and condensate from the BP Working Interests exceeded 90,000 barrels per day during the quarter unless otherwise indicated.

(2)	Production Taxes reflect the application during the full quarter of the 2007 amendment to the Alaska oil and gas production tax statutes. See “Alaska Oil and Gas Production Tax Changes” below.

(3)	Royalty Production was calculated on the basis of a preliminary estimate of 87,221 barrels of average daily net production.
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
The Quarterly Distributions received by the Trust from BP Alaska in January 2008 and January 2007 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust in the quarters ended December 31, 2007 and 2006, respectively. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-

month periods ended June 30, 2008 and 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
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

Three Months Ended June 30, 2008 Compared to
Three Months Ended June 30, 2007
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2008 increased 47% from the corresponding quarter of 2007, reflecting a 68% period-to-period increase in the Average WTI Price from $58.17 per barrel during the quarter ended March 31, 2007 to $97.78 per barrel during the quarter ended March 31, 2008. The average Per Barrel Royalty, however, increased by only 46%, principally due to a 288% period-to-period increase in average Production Taxes which rose from $8.66 per barrel in the quarter ended March 31, 2007 to $33.58 per barrel in the quarter ended March 31, 2008 as a consequence of the progressivity feature and higher tax rates of the 2007 Tax. Trust administrative expenses were 89% higher in the quarter ended June 30, 2008 than in the corresponding period in 2007, primarily due to on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
Six Months Ended June 30, 2008 Compared to
Six Months Ended June 30, 2007
Trust royalty revenues increased 49% in the six months ended June 30, 2008 from the corresponding period of 2007, reflecting the cumulative effect of a 59% increase in the Average WTI Price during the six-month period ended March 31, 2008 from the six-month period ended March 31, 2007. The average Per Barrel Royalty payable with respect to the six months ended March 31, 2008 received the brunt of the new Alaska oil and gas production taxes and increased by only 49%, as a consequence of both the progressivity feature of the 2006 Tax and 2007 Tax and the higher 2007 Tax rates which became applicable during the latter part of December 2007. Average Production Taxes chargeable with respect to the six-month period ended March 31, 2008 increased 211% over the average Production Taxes chargeable with respect to the six months ended March 31, 2007. Trust administrative expenses were 65% higher during the six months ended June 30, 2007 than in the corresponding period in 2007, primarily due to on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/ Remo Reale Remo Reale Vice President
Date: September 10, 2008
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