Form 10-Q
period 2008-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2008-11-07
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 7, 2008, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$4,519	$6,026

Cash and cash equivalents (Note 2)	1,001	1,009

Total assets	$5,520	$7,035

Liabilities and Trust Corpus

Accrued expenses	$224	$443

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,296	6,592

Total liabilities and trust corpus	$5,520	$7,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Royalty revenues	$66,030	$44,164	$189,237	$126,620
Interest income	3	21	29	61

Less: Trust administrative expenses	(689)	(767)	(1,611)	(1,327)

Cash earnings	$65,344	$43,418	$187,655	$125,354

Cash distributions	$65,344	$43,415	$187,663	$125,353

Cash distributions per unit	$3.0535	$2.0287	$8.7693	$5.8576

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Trust corpus at beginning of period	$5,313	$7,250	$6,592	$8,853
Cash earnings	65,344	43,418	187,655	125,354
(Increase) decrease in accrued expenses	486	406	219	(191)
Cash distributions	(65,344)	(43,415)	(187,663)	(125,353)
Amortization of royalty interest	(503)	(502)	(1,507)	(1,506)

Trust corpus at end of period	$5,296	$7,157	$5,296	$7,157

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2008
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
September 30, 2008
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended September 30, 2008 and 2007 was $0.40 and $0.41, respectively, and for the nine months ended September 30, 2008 and 2007 was $0.38 and $0.39, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2008
basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2008 and 2007, and the modified cash earning and distributions and changes in Trust corpus for the three-month and nine-month periods ended September 30, 2008 and 2007. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2008 and December 31, 2007, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

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

(3)	Royalty Interest

The Royalty Interest is comprised of the following at September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(356,963)	(355,456)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$4,519	$6,026

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
September 30, 2008
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
September 30, 2008
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

The Trust has incurred, and may continue to incur, legal fees and expenses in amounts which may be significant as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses are the principal cause of the increase in Trust administrative expenses for the nine months ended September 30, 2008. Except for legal fees and expenses, the Trustee does not anticipate any other loss contingency resulting from the shutdown of the Prudhoe Bay field.

(7)	Royalty Revenue Adjustments

The royalty payments received by the Trust in January 2008, April 2007 and January 2007 with respect to the quarters ended December 31, 2007, March 31, 2007 and December 31, 2006 were adjusted by BP Alaska to compensate for underpayment or overpayment of the royalties due with respect to the quarters ended September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Average net production of crude oil and condensate was less than 90,000 barrels per day during those quarters and royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2008	Apr. 2007	Jan. 2007
Royalty payment as calculated	$65,284	$39,297	$41,470
Adjustment for previous quarter’s (overpayment) underpayment, plus accrued interest	64	(47)	1,736

Net payment received	$65,348	$39,250	$43,206

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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, are attributable to BP Alaska’s operations during the three-month and nine-month periods ended June 30, 2008 and 2007, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2008 and 2007 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based on
	Data for			Cost	Adjusted	Average	Average
Royalty	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Payment in	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty(1)
Jul. 2008	06/30/2008	$124.34	$13.00	1.668	$21.68	$52.37 (2)	$50.29	(3)
Apr. 2008	03/31/2008	97.78	13.00	1.630	21.19	33.58 (2)	43.01
Jan. 2008	12/31/2007	90.93	12.75	1.618	20.63	22.29	48.01

Jul. 2007	06/30/2007	65.02	12.75	1.601	20.42	10.59	34.00	(3)
Apr. 2007	03/31/2007	58.17	12.75	1.567	19.98	8.66	29.54
Jan. 2007	12/31/2006	60.17	12.50	1.552	19.39	9.31	31.46	(3)

(1)	The average daily net production of oil and condensate from the BP Working Interests exceeded 90,000 barrels per day during the quarter unless otherwise indicated.

(2)	Production Taxes reflect the application during the full quarter of the 2007 amendment to the Alaska oil and gas production tax statutes. See “Alaska Oil and Gas Production Tax Changes” below.

(3)	Royalty Production was calculated on the basis of a preliminary estimate of 87,855 barrels of average daily net production in the quarter ended June 30, 2008; 86,917 barrels in the quarter ended June 30, 2007 and 87,221 barrels in the quarter ended December 31, 2006.
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the BP Working Interests. So long as BP Alaska’s average daily net production from the BP Working Interests exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Average daily net production of oil and condensate from the BP Working Interests has been below 90,000 barrels per day during certain quarterly periods since 2006, due to a BP Alaska program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements.
BP Alaska estimates Royalty Production from the BP Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the BP Working Interests is below 90,000 barrels per day in any quarter, recalculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations cause BP Alaska to adjust its quarterly royalty payments to the Trust to compensate for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected.
The Quarterly Distributions received by the Trust from BP Alaska in January 2008, April 2007 and January 2007 were adjusted by BP Alaska to compensate for underpayment or overpayment of royalties due to the Trust with respect to the quarters ended December 31, 3007, March 31,

2007 and December 31, 2006, respectively. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2008 and 2007 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
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
Three Months Ended September 30, 2008 Compared to
Three Months Ended September 30, 2007
As explained above, Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended September 30, 2008 increased approximately 50% from the corresponding quarter of 2007, reflecting a 91% period-to-period increase in the Average WTI Price from $65.02 per barrel during the quarter ended June 30, 2007 to $124.34 per barrel during the quarter ended June 30, 2008. The average Per Barrel Royalty, however, increased by only 48%, principally due to a 395% period-to-period increase in average Production Taxes which rose from $10.59 per barrel in the quarter ended June 30, 2007 to $52.37 per barrel in the quarter ended June 30, 2008 as a consequence of the progressivity feature and higher tax rates of the 2007 Tax. Trust administrative expenses decreased 10% in the quarter ended September 30, 2008 from the corresponding period in 2007, primarily due to lower legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
Nine Months Ended September 30, 2008 Compared to
Nine Months Ended September 30, 2007
Trust royalty revenues increased 49% in the nine months ended September 30, 2008 from the corresponding period of 2007, reflecting the cumulative effect of a 71% increase in the Average WTI Price during the nine-month period ended June 30, 2008 from the nine-month period ended June 30, 2007. The average Per Barrel Royalty payable with respect to the nine months ended June 30, 2008 received the brunt of the new Alaska oil and gas production taxes and increased by only 49%, as a consequence of both the progressivity feature of the 2006 Tax and 2007 Tax and the higher 2007 Tax rates which became applicable during the latter part of December 2007. Average Production Taxes chargeable with respect to the nine-month period ended June 30, 2008 increased 279% over the average Production Taxes chargeable with respect to the nine months ended June 30, 2007. Trust administrative expenses were 21% higher during the nine months ended September 30, 2007 than in the corresponding period in 2007, primarily due to on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On October 15, 2008 the Trust received a cash distribution of approximately $63,061,000 from BP Alaska with respect to the quarter ended September 30, 2008 (including approximately $1,632,000 to compensate the Trust for underpayment of the distribution due in July 2008). On October 17, 2008, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed approximately $62,862,000 (approximately $2.94 per Unit) to Unit holders of record on October 14, 2008 (Form 8-K, Item 8.01).
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
Date: November 7, 2008
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