Form 10-K
period 2008-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2009-03-02
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE
State or other jurisdiction	13-6943724
of incorporation or organization)	(I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON, TRUSTEE
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

Large Accelerated filer☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
     Yes ☐ No ☑
     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,211,904,000.
     As of February 27, 2009, 21,400,000 Units of Beneficial Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

 i

 ii

PART I

ITEM 1.	BUSINESS
INTRODUCTION
     BP Prudhoe Bay Royalty Trust (the “Trust”) was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (formerly named The Bank of New York), as trustee (the “Trustee”), and F. James Hutchinson, co-trustee (BNY Mellon Trust of Delaware, formerly named The Bank of New York (Delaware), successor co-trustee). BP Alaska and Standard Oil are wholly owned subsidiaries of BP p.l.c. (“BP”). The Trustee’s corporate trust offices are located at 101 Barclay Street, New York, New York 10286 and its telephone number is (212) 815-6908.
     The Trust electronically files annual reports on Form 10-K, quarterly reports on Form 10-Q and, when certain events require them, current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed by the Trust with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers (including the Trust) that file electronically with the SEC. The address of the SEC’s website is http://www.sec.gov.
     The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://www.businesswire.com/portal/site/home/news/company?vnsId=41701 . The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon, 101 Barclay Street, Floor 8W, New York, NY 10286, Attention: Mr. Geovanni Barris, Corporate Trust Department; by telephone to: (212) 815-6908; or by e-mail to: geovanni.barris@bnymellon.com.
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
THE TRUST
Trust Property
     The property of the Trust consists of an overriding royalty interest (the “Royalty Interest”) and cash and cash equivalents held by the Trustee from time to time. The Royalty Interest entitles the Trust to a royalty on 16.4246% of the lesser of (i) the first 90,000 barrels* of the average actual daily net production of crude oil and condensate per quarter from the working interest of BP Alaska as of February 28, 1989 in the Prudhoe Bay oil field located on the North Slope in Alaska or (ii) the average actual daily net production of crude oil and condensate per quarter from that working interest. The Prudhoe Bay field is one of four contiguous North Slope oil fields that are operated by BP Alaska and are known collectively as the “Prudhoe Bay Unit.” The Royalty Interest was conveyed to the Trust by an Overriding Royalty Conveyance dated February 27, 1989 from BP Alaska to Standard Oil and a Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust. Copies of the Overriding Royalty Conveyance and the Trust Conveyance are filed with the SEC as exhibits to this report. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively in this report as the “Conveyance.”
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
Duties and Powers of the Trustee
     The duties of the Trustee are specified in the Trust Agreement and the laws of the State of Delaware. BNY Mellon Trust of Delaware has been appointed co-trustee in order to satisfy the Delaware Statutory Trust Act’s requirement that the Trust have at least one trustee resident in, or which has its principal place of business in, Delaware. However, The Bank of New York Mellon alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement. A copy of the Trust Agreement is filed with the SEC as an exhibit to this report.

*	The term “barrel” is a unit of measure of petroleum liquids equal to 42 United States gallons corrected to 60 degrees Fahrenheit temperature.

     The basic function of the Trustee is to collect income from the Royalty Interest, to pay all expenses, charges and obligations of the Trust from the Trust’s income and assets, and to pay available cash to Unit holders. Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust normally incurs in the conduct of its operations are the Trustee’s fees and routine administrative expenses, including accounting, legal and other professional fees.
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
Chargeable Costs
     The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $12.00 during 2004, $12.25 during 2005, $12.50 during 2006, $12.75 during 2007 and $13.00 during 2008. Chargeable Costs for 2009 and subsequent years are shown in the following table:

Calendar	Chargeable Costs	Calendar	Chargeable Costs
year	per barrel	year	per barrel
2009	$13.25	2015	$17.00
2010	14.50	2016	17.10
2011	16.60	2017	17.20
2012	16.70	2018	20.00
2013	16.80	2019	23.75
2014	16.90	2020	26.50
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

     Alaska adopted a new oil and gas production tax on August 20, 2006 (Chapter 2, Third Special Session Laws of Alaska 2006) (the “2006 Tax”) which amended the Alaska oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) and replaced the Old Tax. Under the 2006 Tax, producers are taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska (“Lease Expenditures”) for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Tax was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel. In addition, the 2006 Tax increased the surcharge on oil produced from leases or properties in Alaska from $0.03 to $0.04 per barrel.
     On December 20, 2007, a bill (Chapter 1, Second Special Session Laws of Alaska 2007) (the “2007 Tax”) took effect and further amended the Production Tax Statutes in certain respects. The 2007 Tax changed the basic tax rate from 22.5% to 25% and increased the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.
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

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes(1)	Royalty

Calendar 2004:
4th Qtr 2003	$31.23	$11.75	1.421	$16.69	$3.76	$10.78
1st Qtr 2004	35.18	12.00	1.434	17.20	4.34	13.64
2nd Qtr 2004	38.31	12.00	1.456	17.47	4.79	16.05
3rd Qtr 2004	43.78	12.00	1.459	17.51	5.61	20.66

Calendar 2005:
4th Qtr 2004	48.35	12.00	1.471	17.65	6.29	24.41
1st Qtr 2005	49.70	12.25	1.477	18.09	6.49	25.12
2nd Qtr 2005	53.09	12.25	1.497	18.34	6.98	27.77
3rd Qtr 2005	63.03	12.25	1.512	18.53	8.46	36.04

Calendar 2006:
4th Qtr 2005	60.01	12.25	1.521	18.63	8.01	33.37
1st Qtr 2006	63.36	12.50	1.530	19.13	8.50	35.73
2nd Qtr 2006	70.53	12.50	1.559	19.49	9.56	41.48
3rd Qtr 2006	70.64	12.50	1.570	19.63	10.68	40.34

Calendar 2007:
4th Qtr 2006	60.17	12.50	1.552	19.39	9.31	31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.00	12.75	1.601	20.42	10.59	34.00
3rd Qtr 2007	75.29	12.75	1.601	20.42	14.45	40.42

Calendar 2008:
4th Qtr 2007	90.93	12.75	1.618	20.63	22.29	48.01
1st Qtr 2008	97.78	13.00	1.630	21.19	33.58	43.01
2nd Qtr 2008	124.34	13.00	1.668	21.68	52.37	50.29
3rd Qtr 2008	118.69	13.00	1.687	21.93	48.18	48.58

(1)	Production Taxes for the third quarter of 2006 and subsequent quarters reflect the effect of the 2006 amendment of the Alaska oil and gas Production Tax Statutes. Production taxes for the first quarter of 2008 and subsequent periods reflect the application of the 2007 amendment of the Production Tax Statutes.

(2)	Dollar amounts in the table have been rounded to two decimal places for presentation and do not reflect the precision of the actual calculations.

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
Distributions of Income
     BP Alaska makes quarterly payments to the Trust of the amounts due with respect to the Trust’s Royalty Interest on the fifteenth day following the end of each calendar quarter or, if the fifteenth is not a business day, on the next succeeding business day (the “Quarterly Record Date”). The Trustee pays all expenses of the Trust for each quarter on the Quarterly Record Date to the extent possible, then distributes the excess, if any, of the cash received by the Trust over the Trust’s expenses, net of any additions to or subtractions from the cash reserve established for the payment of estimated liabilities (the “Quarterly Distribution”), to the persons in whose names the Units were registered at the close of business on the Quarterly Record Date.
     The Trust Agreement requires the Trustee to pay the Quarterly Distribution to Unit holders on the fifth day after the Trustee’s receipt of the amount paid by BP Alaska. Cash balances held by the Trustee for distribution to Unit holders are required to be invested in United States government or agency obligations secured by the full faith and credit of the United States (“Government Obligations”) or, if Government Obligations that mature on the date of the distribution to Unit holders are not available, in repurchase agreements secured by Government Obligations with banks having capital, surplus and undivided profits of $100,000,000 or more (which may include The Bank of New York Mellon). If time does not permit the Trustee to invest collected funds in Government Obligations or repurchase agreements, the Trustee may invest funds overnight in a time deposit with a bank meeting the foregoing capital requirement (including The Bank of New York Mellon).
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
     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2008 is shown in the following table:

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
The Prudhoe Bay Field
     The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2008, approximately 11.1 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.
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
Historical Production
     Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2008 there were about 1,128 active producing oil wells, 34 gas reinjection wells, 88 water injection wells and 133 water and miscible gas injection wells in the Prudhoe Bay field. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 317 barrels per day in 2004, 293 barrels per day in 2005, 223 barrels per day in 2006, 232 barrels per day in 2007 and 232 barrels per day in 2008. There was a temporary impact on production from the east side of the Prudhoe Bay Unit as a result of the August 2006 partial shutdown, as discussed in the last paragraph under the heading “Collection and Transportation of Prudhoe Bay Oil,” below
     BP Alaska’s share of the hydrocarbon liquids production from the Prudhoe Bay field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Prudhoe Bay field’s total production and the net share of oil and condensate (net of State of Alaska royalty) allocated to the BP Working Interests have been as follows during the past five years:

	Oil		Condensate
		Net to BP		Net to BP
		Working		Working
Calendar	Total field	Interests	Total field	Interests
year	(thousand barrels per day)
2004	243.4	107.9	109.0	13.2
2005	228.9	101.5	96.4	11.7
2006	173.9	77.1	76.7	9.3
2007 (a)	184.1	81.6	77.9	9.4
2008	192.7	85.4	69.4	8.4

(a)	2007 production figures reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect actual production for the year.
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
     BP subsequently determined to shut down only the eastern side of the Prudhoe Bay Unit and continue production from the western side of the Unit. The partial shutdown of the field reduced average daily production to approximately half of normal output. On September 22, 2006, BP announced that it had received clearance from the U.S. Department of Transportation (“DOT”) to restart production in the eastern half of the Prudhoe Bay Unit. In December 2008 BP completed the replacement of approximately 16 miles of oil transit lines. BP Alaska has implemented new integrity management and corrosion monitoring practices that supplement or replace the practices that existed in 2006. BP Alaska’s integrity management practices meet the requirement of 49 CFR 195.452 for pipeline integrity management in high consequence areas.
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

     The reserves attributable to the Trust’s Royalty Interest constitute only a part of the overall reserves allocated to the BP Working Interests. BP Alaska has estimated that the net remaining proved reserves attributable to the Trust as of December 31, 2008 were 54.954 million barrels of oil and condensate, of which 46.096 million barrels are proved developed reserves and 8.858 million barrels are proved undeveloped reserves. Using procedures specified in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Alaska calculated that as of December 31, 2008 production of oil and condensate from the proved reserves allocated to the Trust’s Royalty Interest will result in estimated future net revenues to the Trust of $632.47 million, with a present value of $418.57 million. (See Item 7 in Part II below for information concerning adoption by the SEC of revisions to its oil and gas reporting disclosures.) BP Alaska’s estimates of proved reserves and the estimated future net revenues from the Prudhoe Bay Unit have been reviewed by Miller and Lents, Ltd., independent oil and gas consultants, as set forth in their report following this section.
     BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, BP Alaska’s net production of oil and condensate from proved reserves was less than 90,000 barrels per day on an annual basis in 2008. BP Alaska anticipates that its average net production of oil and condensate from proved reserves will be below 90,000 barrels per day on an annual average basis in 2009 and all future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the WTI Price of $44.60 per barrel on December 31, 2008, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2020. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate through 2049; however, for the economic conditions and production forecast as of December 31, 2008 the Per Barrel Royalty will be zero following the year 2020.
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
     The following table shows the net remaining proved reserves of oil and condensate allocated to the BP Working Interests, the net proved reserves allocated to the Trust, and the WTI Prices on the dates indicated:

	Net Proved Reserves
	BP Working		WTI Price
December 31	Interests (a)	Trust (b)	per barrel
	(million barrels)
2004	941.4	77.4	$43.46
2005	1,043.0	85.3	61.04
2006	912.1	81.1	61.06
2007	915.1	97.8	96.01
2008	791.4	55.0	44.60

(a)	Includes proved undeveloped reserves of 115.4 million barrels at December 31, 2004, 96.0 million barrels at December 31, 2005, 84.2 million barrels at December 31, 2006, 68.7 million barrels at December 31, 2007 and 63.6 million barrels at December 31, 2008.

(b)	Includes proved undeveloped reserves of 9.1 million barrels at December 31, 2004, 12.3 million barrels at December 31, 2005, 12.1 million barrels at December 31, 2006, 10.9 million barrels at December 31, 2007 and 8.9 million barrels at December 31, 2008.
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
February 12, 2009
The Bank of New York Mellon
Corporate Trust Division
Trustee, BP Prudhoe Bay Royalty Trust
101 Barclay Street, 8 West
New York, New York 10286

Re:	Estimates of Proved Reserves, Future Production Rates, and Future Net Revenues for the
BP Prudhoe Bay Royalty Trust As of December 31, 2008
Gentlemen:
     This letter report is a summary of investigations performed in accordance with our engagement by you as described in Section 4.8(d) of the Overriding Royalty Conveyance dated February 27, 1989, between BP Exploration (Alaska) Inc. and The Standard Oil Company. The investigations included reviews of the estimates of Proved Reserves and production rate forecasts of oil and condensate made by BP Exploration (Alaska) Inc. attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2008. Additionally, we reviewed calculations of the resulting Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues attributable to the BP Prudhoe Bay Royalty Trust.
     The estimates and calculations reviewed were summarized in the report prepared by BP Exploration (Alaska) Inc. and transmitted with a cover letter dated February 11, 2009 addressed to Mr. Geovanni Barris of The Bank of New York Mellon and signed by Mr. Lewis Westwick. Reviews were also performed by Miller and Lents, Ltd. during this year or in previous years of (1) the procedures for estimating and documenting Proved Reserves, (2) the estimates of in-place reservoir volumes, (3) the estimates of recovery factors and production profiles for the various areas, pay zones, projects, and recovery processes that are included in the estimates of Proved Reserves, (4) the production strategy and procedures for implementing that strategy, (5) the sufficiency of the data available for making estimates of Proved Reserves and production profiles, and (6) pertinent provisions of the Prudhoe Bay Unit Operating Agreement, the Issues Resolution Agreement, the Overriding Royalty Conveyance, the Trust Conveyance, the BP Prudhoe Bay Royalty Trust Agreement, and other related documents referenced in the Form F-3 Registration Statement filed with the Securities and Exchange Commission on August 7, 1989, by BP Exploration (Alaska) Inc.
     Proved Reserves were estimated by BP Exploration (Alaska) Inc. in accordance with the definitions contained in Securities and Exchange Commission Regulation S-X, Rule 4-10(a). Estimated Future Net Revenues and Present Value of Estimated Future Net Revenues are not intended and should not be interpreted to represent fair market values for the estimated reserves.

Miller and Lents, Ltd.

The Bank of New York Mellon	February 12, 2009
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
     As a result of our cumulative reviews, based on the foregoing, we conclude that:
1.	A large body of basic data and detailed analyses are available and were used in making the estimates. In our judgment, the quantity and quality of currently available data on reservoir boundaries, original fluid contacts, and reservoir rock and fluid properties are sufficient to indicate that any future revisions to the estimates of total original in-place volumes should be minor. Furthermore, the data and analyses on recovery factors and future production rates are sufficient to support the Proved Reserves estimates.

2.	The methods and procedures employed to accumulate and evaluate the necessary information and to estimate, document, and reconcile reserves, annual production rate forecasts, and future net revenues are effective and are in accordance with generally accepted geological and engineering practice in the petroleum industry.

3.	Based on our limited independent tests of the computations of reserves, production flowstreams, and future net revenues, such computations were performed in accordance with the methods and procedures described to us.

4.	The estimated net remaining Proved Reserves attributable to the BP Prudhoe Bay Royalty Trust as of December 31, 2008, of 54.954 million barrels of oil and condensate are, in the aggregate, reasonable. Of the 54.954 million barrels of total Proved Reserves, 46.096 million barrels are Proved Developed Reserves, and 8.858 million barrels are Proved Undeveloped Reserves.

5.	Utilizing the specified procedures outlined in Financial Accounting Standards Board Statement of Financial Accounting Standards No. 69, BP Exploration (Alaska) Inc. calculated that as of December 31, 2008 production of the Proved Reserves will result in Estimated Future Net Revenues of $632.47 million and Present Value of Estimated Future Net Revenues of $418.57 million to the BP Prudhoe Bay Royalty Trust. These estimates are reasonable.

6.	BP Exploration (Alaska) Inc. has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and well mechanical improvements. As a consequence of these activities and their required downtime, BP Exploration (Alaska) Inc.’s net production of oil and condensate from Proved Reserves was less than 90,000 barrels per

Miller and Lents, Ltd.

The Bank of New York Mellon	February 12, 2009
Trustee, BP Prudhoe Bay Royalty Trust
day on an annual average basis in 2008. BP Exploration (Alaska) Inc. expects that its net production of oil and condensate from Proved Reserves will be less than 90,000 barrels per day on an average basis in all future years. The BP Exploration (Alaska) Inc. projection of its net production of oil and condensate under its forecast of downtime and operating efficiency is reasonable.

7.	Production attributable to the BP Prudhoe Bay Royalty Trust will decline with the BP Exploration (Alaska) Inc. production. However, the Per Barrel Royalty will not have a positive value if the West Texas Intermediate Price is less than the sum per barrel Chargeable Costs and per barrel Production Taxes appropriately adjusted in accordance with the Overriding Royalty Conveyance. Under such circumstances, average daily production attributable to the BP Prudhoe Bay Royalty Trust will have no value and therefore will not contribute to the reserves regardless of BP Exploration (Alaska) Inc.’s net production level.

8.	Based on the West Texas Intermediate Price of $44.60 per barrel on December 31, 2008, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, the projection that royalty payments will continue through the year 2020 is reasonable. BP Exploration (Alaska) Inc. expects continued economic production at a declining rate through the year 2049; however, for the economic conditions and production forecast as of December 31, 2008 the Per Barrel Royalty will be zero following the year 2020. Therefore, no reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date.

9.	Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the BP Prudhoe Bay Royalty Trust may change significantly in the future. This may result from changes in the West Texas Intermediate Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.
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
     The current estimates of Proved Reserves includes only those projects or development programs that are deemed reasonably certain to be implemented, given current economic and regulatory conditions. Future projects, development programs, or operating strategies different from those assumed in the current estimates may change future estimates and affect recoveries. However, because several complementary and alternative projects are being considered for recovery of the remaining oil in the reservoir, a decision not to implement a currently planned project may allow scope expansion or implementation of another project, thereby increasing the overall likelihood of recovering the reserves.
     Future production rates will be controlled by facilities limitations and upsets, well downtime, and the effectiveness of programs to optimize production and costs. BP Exploration (Alaska) Inc. currently

Miller and Lents, Ltd.

The Bank of New York Mellon	February 12, 2009
Trustee, BP Prudhoe Bay Royalty Trust
expects continued economic production from the reservoir at a declining rate through the year 2049. Additional drilling, workovers, facilities modifications, new recovery projects, and programs for production enhancement and optimization are expected to mitigate but not eliminate the decline in gross oil and condensate production capacity.
     In making its future production rate forecasts, BP Exploration (Alaska) Inc. provided for anticipated downtime and planned facilities upsets. Although allowances for unplanned upsets are also considered in the estimates, the studies do not provide for any impediments to crude oil production as a consequence of major disruptions.
     Under current economic conditions, gas from the Alaskan North Slope, except for minor volumes, cannot be marketed commercially. Oil and condensate recoveries are expected to be greater as a result of continued reinjection of produced gas than the recoveries would be if major volumes of produced gas were being sold. No major gas sale is assumed in the current estimates. If major gas sales are undertaken in the future, BP Exploration (Alaska) Inc. estimates that such sales would not actually commence until nine to eleven years in the future. In the event that major gas sales are initiated, ultimate oil and condensate recoveries may be reduced from the current estimates unless recovery projects other than those included in the current estimates are implemented.
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

Miller and Lents, Ltd.

The Bank of New York Mellon	February 12, 2009
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

Very truly yours, MILLER AND LENTS, LTD.
By	/s/ William P. Koza
William P. Koza, P.E.
Senior Consultant

By	/s/ Carl D. Richard
Carl D. Richard, P.E.
Senior Vice President

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
     Since the end of 2006, the corrosion monitoring and mitigation practices for oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation. The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 even though the applicable requirements of the subsequent regulations are not phased in until 2012. See “THE PRUDHOE BAY UNIT AND FIELD — Collection and Transportation of Prudhoe Bay Oil” above.
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
Widely Held Fixed Investment Trusts
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
     The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2020. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2008, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the BP Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.
•	Construction of a proposed gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field.
     During 2008 two competing plans for construction of a natural gas pipeline to bring natural gas from the North Slope to the U.S. market were launched and have reached the planning and project development stage.
     Two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) have been issued a license by the state of Alaska under the Alaska Gasline Inducement Act (“AGIA”) to construct a large-diameter natural gas pipeline from the North Slope. Under the license, the state will provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission (“FERC”) and Canadian authorities. Separately, BP and ConocoPhillips have combined resources to start a joint venture called Denali — The Alaska Gas Pipeline, LLC (“Denali”) without support for the project from Alaska under the AGIA.
     Both projects envision a gas treatment plant on Alaska’s North Slope and a large-diameter pipeline through Alaska, and then into Canada through the Yukon Territory and British Columbia to the existing Alberta Storage Hub near Edmonton, Alberta. The Denali project also may include a 1,500-mile pipeline from Alberta to Chicago, if required.
     In its February 9, 2009 semi-annual report to the U.S. Congress pursuant to section 1810 of the Energy Policy Act of 2005, FERC reported that progress had been made towards development of an Alaska natural gas pipeline during the reporting period and that both TransCanada and Denali are working towards conducting open seasons in 2010, during which the two competing consortia will seek customers to make long-term firm transportation commitments to the project. There is no assurance that either project will move from the development stage to licensing and construction of a pipeline. If either project is successful, gas could commence flowing from the North Slope to market in the lower 48 states by 2018.
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
     The 2007 amendment of the Alaska Production Tax Statutes (see “THE ROYALTY INTEREST — Production Taxes” in Item 1 above) may accelerate the decline in production of oil and condensate from the Prudhoe Bay field if BP Alaska and the other owners of working interests in the Prudhoe Bay Unit reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology. The 2007 amendment, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminates or reduces many deductions and credits permitted under the 2006 amendment. BP Alaska attributed a $100 million reduction, to $800 million, in its 2008 capital budget to the 2007 amendment. BP Alaska has budgeted approximately $1.2 billion in capital expenditures in Alaska for 2009, but approximately one-third of that amount will go to projects outside of the Prudhoe Bay field, and the company expects a 10 percent drop in drilling at Prudhoe Bay during 2009.
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
     Recent moves in crude oil prices have been affected by many factors, including changes in demand by oil-consuming countries, the actions of OPEC to control production by members of the cartel, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, psychological and economic factors including, most recently, the global economic recession. Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time.
     It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the BP Working Interests. BP Alaska’s average net production of oil and condensate from proved reserves in the BP Working Interests was less than 90,000 barrels per day on an annual basis during 2008 and the Trustee has been advised that BP Alaska expects that average net production from the BP Working Interests will be less than 90,000 barrels a day on an annual basis in 2009 and future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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
     BP Alaska completely replaced approximately 16 miles of transit lines on the eastern and western sides of the Prudhoe Bay Unit and has implemented federally-required corrosion monitoring practices. However, the discovery of additional defects in Prudhoe Bay Unit oil flowlines and transit lines, and damage to or failures of separation facilities or other critical equipment, could result in future shutdowns of oil production from all or portions of the Prudhoe Bay Unit and have an adverse effect on future royalty payments.
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
     No matters were submitted to a vote of Unit holders during the fourth quarter ended December 31, 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2008.

			Distributions
	High	Low	Per Unit
2007:
First Quarter	$76.98	$54.80	$1.544
Second Quarter	72.50	63.50	1.545
Third Quarter	79.40	64.50	1.728
Fourth Quarter	80.20	69.20	2.282

2008:
First Quarter	97.13	71.01	3.046
Second Quarter	103.49	88.51	2.670
Third Quarter	108.40	77.64	3.053
Fourth Quarter	95.47	58.08	2.937
     As of February 24, 2009, 21,400,000 Units were outstanding and were held by 639 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2008.
     Future payments of cash distributions are dependent on such factors as the prevailing WTI Price, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the BP Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2008	2007	2006	2005	2004
	(in thousands, except per Unit amounts)

Royalty revenues	$252,298	177,318	184,864	152,978	82,682

Interest income	$33	81	75	37	11

Trust administration expenses	$1,797	1,687	1,057	1,097	976

Cash earnings	$250,534	175,712	183,882	151,918	81,717

Cash distributions	$250,525	175,713	183,883	151,908	81,702

Cash distributions per unit	$11.707	8.211	8.593	7.098	3.818

	December 31
	2008	2007	2006	2005	2004
	(dollar amounts in thousands)

Trust corpus	$4,757	6,592	8,853	10,876	12,881

Total assets	$5,035	7,035	9,044	11,054	13,052

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     When BP Alaska’s average net production of oil and condensate per quarter from the BP Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the BP Working Interests. BP Alaska’s net production of oil and condensate from proved reserves in the BP Working Interests was less than 90,000 barrels per day on an annual basis during 2007 and 2008. The Trustee has been advised that BP Alaska expects that average net production from the BP Working Interests will be less than 90,000 barrels a day on an annual basis in 2009 and future years.
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

     During the years 2007 and 2008 and the period of 2009 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2009 will depend on WTI Prices prevailing during the remainder of the year.
2008 compared to 2007
     WTI Prices continued to rise rapidly during the fourth quarter of 2007 and throughout the first half of 2008, reaching a high of over $145 per barrel early in July 2008 before receding to an average of approximately $104 per barrel during September 2008. As a result of the increases in WTI Prices, average WTI Prices for the twelve months ended September 30, 2008 were 67% higher than during the preceding twelve-month period. Royalty revenues and cash earnings rose 42% and 43%, respectively, during the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007, but the higher tax rates imposed by the 2007 Alaska oil and gas tax legislation (see “THE ROYALTY INTEREST — Production Taxes” in Item 1), imposed a significant burden on Per Barrel Royalties. Production taxes charged against the average Per Barrel Royalty were approximately 264% higher with respect to the twelve months ended September 30, 2008 than during the twelve months ended September 30, 2007. Trust administrative expenses rose 6.5%, principally due to legal fees and expenses related litigation and other issues arising from the 2006 shutdown of the Prudhoe Bay field. See Note 7 of Notes to Financial Statements in Item 8.
2007 compared to 2006
     WTI Prices receded during the fourth quarter of 2006 and first quarter of 2007 from the highs reached during the second and third quarters of 2006. As a consequence, in spite of average WTI Prices having risen to a high of $75.29 during the third quarter of 2007, average WTI Prices for the twelve months ended September 30, 2007 were 2.2% lower than during the preceding twelve-month period. Royalty revenues and cash earnings fell 4.1% and 4.4%, respectively, partly as a result of the overall decline in WTI Prices, but were affected to a greater degree by the higher tax rates imposed by the 2006 Alaska oil and gas tax legislation, which entered into the calculation of the Per Barrel Royalty commencing in the third quarter of 2006, as well as by a scheduled increase in Chargeable Costs from $12.50 to $12.75 per barrel beginning in the first quarter of 2007. Production taxes charged against the average Per Barrel Royalty were approximately 17% higher with respect to the twelve months ended September 30, 2007 than during the twelve months ended September 30, 2006. Cash earnings were affected by an increase of approximately 60% in Trust administrative expenses, principally due to legal fees and expenses incurred.

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
     We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2008 and 2007, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of The Bank of New York Mellon (formerly named The Bank of New York), as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2008 and 2007 and its cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2008 in conformity with the modified cash basis of accounting described in note 2.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2009 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 2, 2009

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	December 31,	December 31,
	2008	2007
Assets

Royalty interest, net (Notes 1, 2 and 3)	$4,017	$6,026
Cash and cash equivalents (Note 2)	1,018	1,009

Total assets	$5,035	$7,035

Liabilities and Trust Corpus

Accrued expenses	$278	$443

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	4,757	6,592

Total liabilities and trust corpus	$5,035	$7,035

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	Year Ended December 31,
	2008	2007	2006

Royalty revenues	$252,298	$177,318	$184,864

Interest income	33	81	75

Less: Trust administrative expenses	(1,797)	(1,687)	(1,057)

Cash earnings	$250,534	$175,712	$183,882

Cash distributions	$250,525	$175,713	$183,883

Cash distributions per unit	$11.707	$8.211	$8.593

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Trust corpus at beginning of year	$6,592	$8,853	$10,876

Cash earnings	250,534	175,712	183,882

Decrease (increase) in accrued expenses	165	(252)	(13)

Cash distributions	(250,525)	(175,713)	(183,883)

Amortization of royalty interest	(2,009)	(2,008)	(2,009)

Trust corpus at end of year	$4,757	$6,592	$8,853

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware statutory trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (the “Trustee”) and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. Standard Oil and BP Alaska are indirect wholly owned subsidiaries of BP p.l.c. (“BP”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, effective February 28, 1989, a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from BP Alaska’s working interest as of February 28, 1989 in the Prudhoe Bay field, located on the North Slope of Alaska. Trust Unit holders will remain subject at all times to the risk that production will be interrupted or discontinued. BP has guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest.

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
December 31, 2008
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2008, 2007 and 2006 was $0.38, $0.38 and $0.41, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2008 and 2007, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2008, 2007 and 2006. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2008 and 2007, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008
(3)	Royalty Interest

The Royalty Interest is comprised of the following at December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(357,465)	(355,456)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$4,017	$6,026

(4)	Income Taxes

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
December 31, 2008
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

The Trust has incurred, and may continue to incur legal and other expenses, in amounts which may be significant, as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses are the principal cause of the increases in Trust administrative expenses during 2007 and 2008.

(8)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2007 and 2008 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below:

	2007 Payments Received
	January	April	July	October
Royalty payment as calculated	$41,470,000	$39,297,000	$44,164,111	$49,636,093
Adjustment for underpayment (overpayment), plus accrued interest	1,736,000	(47,000)	—	1,061,954

Net payment received	$43,206,000	$39,250,000	$44,164,111	$50,698,047

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008

	2008 Payments Received
	January	April	July	October
Royalty payment as calculated	$65,284,449	$57,858,669	$66,030,352	$61,428,766
Adjustment for underpayment (overpayment), plus accrued interest	63,775	—	—	1,632,462

Net payment received	$65,348,224	$57,858,669	$66,030,352	$63,061,228

(9)	Subsequent Event

In January 2009, the Trust received a payment of $35,279,522 from BP Alaska. This payment consisted of $34,480,780, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2008, plus $798,742, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2008. See Note 8 above.

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands, except unit data):

	2008 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$65,348	$57,859	$66,030	$63,061
Interest income	19	7	3	4
Trust administrative expenses	(183)	(738)	(689)	(187)

Cash earnings	65,184	57,128	65,344	62,878
Cash distributions	65,182	57,137	65,344	62,862
Cash distributions per unit	3.0459	2.6699	3.0535	2.9375

	2007 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$43,206	$39,250	$44,164	$50,698
Interest income	20	20	21	20
Trust administrative expenses	(169)	(391)	(767)	(360)

Cash earnings	43,057	38,879	43,418	50,358
Cash distributions	43,059	38,879	43,415	50,360
Cash distributions per unit	2.0121	1.8168	2.0287	2.3533

	2006 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$45,383	$47,539	$55,797	$36,145
Interest income	14	18	22	21
Trust administrative expenses	(157)	(296)	(279)	(325)

Cash earnings	45,240	47,261	55,540	35,841
Cash distributions	45,246	47,258	55,538	35,841
Cash distributions per unit	2.1143	2.2083	2.5952	1.6748

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008

	Fiscal Year Ended
	2008	2007	2006

Royalty revenues	$252,298	$177,318	$184,864
Interest income	33	81	75
Trust administrative expenses	(1,797)	(1,687)	(1,057)

Cash earnings	250,534	175,712	183,882
Cash distributions	250,525	175,713	183,883
Cash distributions per unit	11.7068	8.211	8.593
(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the WTI Price on December 31, 2008 ($44.60 per barrel), December 31, 2007 ($96.01 per barrel) and December 31, 2006 ($61.06 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2008, 2007 and 2006, based on BP Alaska’s latest reserve estimate at such time and the WTI Prices on December 31, 2008, 2007 and 2006, were estimated to be 55, 98 and 81 million barrels, respectively (of which 46, 87 and 69 million barrels, respectively, are proved developed). Under the provisions of FASB 69, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB 69 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008
Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2008, 2007 and 2006, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB 69), based on the WTI Prices on those dates of $44.60, $96.01 and $61.06, respectively, were as follows (in thousands):

	December 31,
	2008	2007	2006

Future cash inflows	$632,470	$3,209,305	$1,855,225
10% annual discount for estimated timing of cash flows	(213,900)	(1,609,463)	(803,276)

Standardized measure of discounted future net cash flow (a)	$418,570	$1,599,842	$1,051,949

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2008	2007	2006

Revisions of prior estimates	$(17,490)	$64,461	$(94,069)
Net changes in prices and production costs	(1,969,952)	1,364,445	6,635
Net change in production taxes	879,903	(778,644)	1,382
Other	168	1,608	(1,073)

	(1,107,371)	651,870	(87,125)

Royalty income received (b)	(233,885)	(209,172)	(191,604)
Accretion of discount	159,984	105,195	120,974

Net increase (decrease) during the year	$(1,181,272)	$547,893	$(157,755)

(b)	For the purpose of this calculation, royalty income received for 2008, 2007 and 2006 includes the following:

Period October 1, 2008 through December 31, 2008	$35,280
Period October 1, 2007 through December 31, 2007	$65,182
Period October 1, 2006 through December 31, 2006	$43,206
The above royalty income was received by the Trust in January 2009, 2008 and 2007, respectively.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2008
The changes in estimated quantities of proved oil and condensate were as follows:
               Proved Developed and Undeveloped Reserves (thousands of barrels) as of:

December 31, 2005	85,313
Revisions of previous estimates (1)	697
Production	(4,932)

December 31, 2006	81,078
Revisions of previous estimates (2)	21,970
Production	(5,249)

December 31, 2007	97,799
Revisions of previous estimates (3)	(37,988)
Production	(4,857)
December 31, 2008	54,954

Proved Developed Reserves (thousands of barrels) as of:
December 31, 2006	69,024
December 31, 2007	86,869
December 31, 2008	46,096

(1)	The positive revision in year-end 2006 reserves reflects an increase in the WTI Price from $61.04 per barrel at December 31, 2005 to $61.06 per barrel at December 31, 2006.

(2)	The positive revision in year-end 2007 reserves reflects an increase in the WTI price from $61.06 per barrel at December 31, 2006 to $96.01 per barrel at December 31, 2007.

(3)	The negative revision in year-end 2008 reserves reflects a decrease in the WTI price from $96.01 per barrel at December 31, 2007 to $44.60 per barrel at December 31, 2008.
     In December 2008, the Securities and Exchange Commission released a final rule, Securities Exchange Act Release No. 59192, Modernization of Oil and Gas Reporting. The rule’s new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report on independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the new reporting rules has not been determined, but it is not expected to have a significant effect on the Trust’s financial position or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2008.
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
     As of the end of calendar 2008, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2008.
     The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full below.
Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:
     We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon (formerly named The Bank of New York), as the Trust’s trustee (the Trustee) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
     In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2008 and 2007, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2008, and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas
March 2, 2009

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
     The Trust has not adopted a code of ethics. The standards of conduct governing the Trustee are set forth in the Trust Agreement and Delaware law. Ethical standards applicable to the employees of the Trustee are set forth in the Code of Conduct which may be found at http://www.bnymellon.com/ethics.

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
     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2008 was as follows:

			Transfer Agent and
Year ended December 31,	Trustee’s Fees		Registrar Fees

2006	$147,081		$6,860
2007	172,235	*	6,494
2008	155,432		6,391

*	Includes $20,300 of extraordinary service fees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
     No Units are authorized for issuance under any form of equity compensation plan.
Unit Ownership of Certain Beneficial Owners
     As of February 27, 2009, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.
Unit Ownership of Management
     Neither BP Alaska, Standard Oil, nor BP owns any Units. No Units are owned by The Bank of New York Mellon, as Trustee or in its individual capacity, or by BNY Mellon Trust of Delaware), as co-trustee or in its individual capacity.

Changes in Control
     The Trustee knows of no arrangement, including the pledge of Units, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     There has been no transaction by the Trust since the beginning of 2008, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.
     The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit	$163,386	$135,000
Audit related	20,000	18,000
Tax	200,000	200,000
Other	—	—

	$383,386	$353,000

     The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) FINANCIAL STATEMENTS
     The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2008 and 2007
Statements of Cash Earnings and Distributions for the years ended December 31, 2008, 2007 and 2006
Statements of Changes in Trust Corpus for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements
(b) FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST By: THE BANK OF NEW YORK MELLON, as Trustee
By:	/s/ Geovanni Barris
Geovanni Barris
Vice President

March 2, 2009
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