Form 10-Q
period 2009-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2009-05-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of May 8, 2009, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$3,515	$4,017

Cash and cash equivalents (Note 2)	1,000	1,018

Total assets	$4,515	$5,035

Liabilities and Trust Corpus

Accrued expenses	$231	$278

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	4,284	4,757

Total liabilities and trust corpus	$4,515	$5,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2009	2008
Royalty revenues	$35,280	$65,348
Interest income	2	19

Less: Trust administrative expenses	(269)	(183)

Cash earnings	$35,013	$65,184

Cash distributions	$35,031	$65,182

Cash distributions per unit	$1.6369	$3.0459

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Trust corpus at beginning of period	$4,757	$6,592
Cash earnings	35,013	65,184
(Increase) decrease in accrued expenses	47	(316)
Cash distributions	(35,031)	(65,182)
Amortization of royalty interest	(502)	(502)

Trust corpus at end of period	$4,284	$5,776

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2009
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
March 31, 2009
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
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2009 and 2008 was $0.38 and $0.37, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2009
quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2009 and 2008, and the modified cash earning and distributions and changes in Trust corpus for the three-month period ended March 31, 2009 and 2008. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2009 and December 31, 2008, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.
(3)	Royalty Interest

The Royalty Interest is comprised of the following at March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(357,967)	(357,465)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$3,515	$4,017

(4)	Income Taxes

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
March 31, 2009
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

(5)	Legal Expense Contingency

The Trust has incurred, and may continue to incur, legal fees and expenses in amounts which may be significant as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses are the principal cause of the increase in Trust administrative expenses for the three months ended March 31, 2009 over the three months ended March 31, 2008. Except for legal fees and expenses, the Trustee does not anticipate any other loss contingency resulting from the shutdown of the Prudhoe Bay field.

(6)	Royalty Revenue Adjustments

The royalty payments received by the Trust in January 2009 and 2008 with respect to the quarters ended December 31, 2008 and 2007 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2008 and 2007, respectively. Average net production of crude oil and condensate was less than 90,000 barrels per day during those quarters and royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2009	Jan. 2008
Royalty payment as calculated	$34,481	$65,284
Adjustment for previous quarter’s underpayment, plus accrued interest	799	64

Net payment received	$35,280	$65,348

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2008 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2008 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the 2008 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2008 Annual Report.
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
As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2008 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.
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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST — Trust Property” and “THE ROYALTY INTEREST” in the 2008 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2009 and 2008, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2008 and 2007, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2009 and 2008 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based on
	Data for			Cost	Adjusted	Average	Average
Royalty	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Payment in	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty
Jan. 2009	12/31/2008	$ 58.03	$ 13.00	1.636	$ 21.26	$ 11.42	$ 25.35

Jan. 2008	12/31/2007	90.93	12.75	1.618	20.63	22.29	48.01
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
The Quarterly Distributions received by the Trust from BP Alaska in January 2009 and 2008, were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2008 and 2007, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2009 and 2008 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
Three Months Ended March 31, 2009 Compared to
Three Months Ended March 31, 2008
As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. WTI Prices during the fourth quarter of 2008 continued the precipitous declines that commenced in July of that year. WTI Prices fell from a high of approximately $98 per barrel at the beginning of October 2008 to a low of around $31 per barrel toward the end of December 2008. As a consequence, royalty revenues received by the Trust in the quarter ended March 31, 2009 decreased approximately 46% from the corresponding quarter of 2008, reflecting a 36% period-to-period decrease in the Average WTI Price from $90.93 per barrel during the quarter ended December 31, 2007 to $58.03 per barrel during the quarter ended December 31, 2008. The average Per Barrel Royalty, however, decreased by 47%. Increases in inflation adjusted Chargeable Costs in the fourth quarter of 2008 from those in the fourth quarter of 2007 partially offset a 49% period-to-period decrease in average Production Taxes, which fell from $22.29 per barrel in the quarter ended December 31, 2007 to $11.42 per barrel in the quarter ended December 31, 2008. Trust administrative expenses increased 47% in the quarter ended March 31, 2009 from the corresponding period in 2008, primarily due to higher legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) On April 15, 2009 the Trust received a cash distribution of approximately $21,449,000 from BP Alaska with respect to the quarter ended March 31, 2009. On April 17, 2009, after adding interest income received from investment of the cash reserve and deducting Trust administrative expenses, the Trustee distributed approximately $21,225,000 (approximately $0.99 per Unit) to Unit holders of record on April 14, 2009 (Form 8-K, Item 8.01).
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

BP PRUDHOE BAY ROYALTY TRUST

By: THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/ Rafael E. Miranda

Rafael E. Miranda
Vice President
Date: May 8, 2009
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