Form 10-Q
period 2009-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2009-08-07
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of August 6, 2009, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Royalty interest, net (Notes 1, 2 and 3)	$3,013	$4,017
Cash and cash equivalents (Note 2)	1,000	1,018

Total assets	$4,013	$5,035

Liabilities and Trust Corpus
Accrued expenses	$754	$278
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	3,259	4,757

Total liabilities and trust corpus	$4,013	$5,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Royalty revenues	$21,449	$57,859	$56,729	$123,207
Interest income	—	7	2	26
Less: Trust administrative expenses	(224)	(738)	(493)	(922)

Cash earnings	$21,225	$57,128	$56,238	$122,311

Cash distributions	$21,225	$57,137	$56,256	$122,319

Cash distributions per unit	$0.9918	$2.6699	$2.6288	$5.7158

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Trust corpus at beginning of period	$4,284	$5,776	$4,757	$6,592
Cash earnings	21,225	57,127	56,238	122,311
(Increase) decrease in accrued expenses	(523)	49	(476)	(267)
Cash distributions	(21,225)	(57,137)	(56,256)	(122,319)
Amortization of royalty interest	(502)	(502)	(1,004)	(1,004)

Trust corpus at end of period	$3,259	$5,313	$3,259	$5,313

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2009
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
June 30, 2009
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2009 and 2008 was $0.37 and $0.38, respectively, and for the six months ended June 30, 2009 and 2008 was $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2009
basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2009 and 2008, and the modified cash earning and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2009 and 2008. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of June 30, 2009 and December 31, 2008, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less:Accumulated amortization	(358,469)	(357,465)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$3,013	$4,017

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
June 30, 2009
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
(5) Legal Expense Contingency
The Trust continues to incur legal fees and expenses as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Except for potential continuing legal fees and expenses, the Trustee does not anticipate any other loss contingency resulting from the shutdown of the Prudhoe Bay field.
(6) Contingent Settlement Payment
The Trust has entered into a settlement agreement with BP Alaska to resolve certain issues related to the August 2006 temporary shutdown of the Prudhoe Bay field and to compromise any claims that the Trust and past, present, and future holders of Trust Units may have relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska has paid $29,469,081 into an interest-bearing escrow account with The Bank of New York Mellon, as escrow agent. The settlement payment, plus the interest that accrues on it while it is held by the escrow agent, will be released by the escrow agent and paid to the Trust when (i) the Delaware Chancery Court enters an order approving the settlement agreement and such order becomes final and (ii) the order of the United States District Court for the Southern District of New York dismissing certain litigation brought in that court against BP Alaska and other parties becomes final after appeal or upon the expiration of time for any further appellate proceedings, or is resolved by settlement.
The order of the District Court has been affirmed by the United States Court of Appeals for the Second Circuit, but the order still may be subject to review by the United States Supreme

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2009
Court. The Trust is preparing to commence a proceeding in the Delaware Chancery Court to seek an order approving the settlement. In the event the conditions to the distribution to the Trust of the settlement amount and accrued interest are not satisfied, the escrow agent will pay the escrow funds to BP Alaska and the settlement agreement will have no further effect. BP Alaska may waive the second condition to the release of the escrow funds in its sole discretion. If the settlement amount and accrued interest is received by the Trust, the Trustee will distribute the payment to Unit holders with the next scheduled quarterly distribution.
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

No adjustments to the royalty payments received by the Trust in April 2009 and 2008 were required.
(8) Subsequent Event
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No.165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.
On July 15, 2009 the Trust received a cash distribution of approximately $36,050,818 from BP Alaska with respect to the quarter ended June 30, 2009. On July 20, 2009, after deducting Trust administrative expenses, the Trustee distributed approximately $35,305,125 (approximately $1.65 per Unit) to Unit holders of record on July 15, 2009

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2009
Subsequent events have been evaluated through the date of the quarterly report on Form 10-Q in which these financial statements are included.

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
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2008 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the 2008 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2008 Annual Report.
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
Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from BP Alaska and paid to the holders of Units with each quarterly distribution.
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
Results of Operations
Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects the members of OPEC and other producing countries. The effect of changing economic conditions on the demand for and supply of energy throughout the world and future prices of oil cannot be accurately projected.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three and six-month periods ended June 30, 2009 and 2008, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2009 and 2008, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2009 and 2008 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based			Cost	Adjusted	Average	Average
	on Data for	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Royalty Payment in	Quarter Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty

Apr. 2009	03/31/2009	$43.20	$13.25	1.634	$21.65	$5.43	$16.13
Jan. 2009	12/31/2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35

Apr. 2008	03/31/2008	$97.78	$13.00	1.630	$21.19	$33.58	$43.01
Jan. 2008	12/31/2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
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
If certain conditions are satisfied, the Trust will receive a lump sum payment, consisting of $29,469,081 plus accrued interest, from an escrow account established in connection with a settlement agreement between BP Alaska and the Trustee. For additional information, see Note 6 of Notes to Financial Statements (Unaudited) in Item 1, the Trust’s Current Report on Form 8-K dated May 8, 2009 and the Settlement Agreement dated May 8, 2009, which is filed as Exhibit 10.1 to this report. The Trustee is unable to predict whether, or when, the conditions to the distribution to the Trust of the escrow funds will be satisfied or waived and thus no representation is made that the escrow funds will be received and distributed to Unit holders. If the escrow funds are received by the Trust, the Trustee intends to add such funds to the next scheduled quarterly royalty distribution received from BP Alaska and distribute the total amount to holders of Units on the Quarterly Record Date for such distribution.
Three Months Ended June 30, 2009 Compared to
Three Months Ended June 30, 2008
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of that fiscal year. WTI Prices during the first quarter of 2009 recovered from the lows reached at the end of December 2008, but did not regain the levels that prevailed during the first quarter of 2008. As a consequence, royalty revenues received by the Trust in the quarter ended June 30, 2009 decreased approximately 63% from the corresponding quarter of 2008, reflecting a 56% period-to-period decrease in the Average WTI Price from $97.78 per barrel during the quarter ended March 31, 2008 to $43.20 per barrel during the quarter ended March 31, 2009, and the average Per Barrel Royalty decreased by 62% across the same periods. Increases in inflation adjusted Chargeable Costs in the first quarter of 2009 from those in the first quarter of 2008 failed to offset an 84% period-to-period decrease in average Production Taxes, which fell from $33.58 per barrel in the quarter ended March 31, 2008 to $5.43 per barrel in the quarter ended March 31, 2009. Trust administrative expenses decreased 70% in the quarter ended June 30, 2009 from the corresponding period in 2008, primarily due to reduced legal activity, and a consequent decline in legal fees and expenses, related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
Six Months Ended June 30, 2009 Compared to
Six Months Ended June 30, 2008
Trust royalty revenues decreased 54% in the six months ended June 30, 2009 from the corresponding period of 2008, reflecting the cumulative effect of a 46% decrease in the Average WTI Price during the six-month period ended March 31, 2009 from the six-month period ended March 31, 2008. The average Per Barrel Royalty payable with respect to the six months ended March 31, 2009 decreased 54% across the same periods. Average Production Taxes chargeable with respect to the six-month period ended March 31, 2009 decreased 70% from the average Production Taxes chargeable with respect to the six months ended March 31, 2008, since the progressivity feature of the Alaska oil and gas production taxes resulted in lower marginal tax rates during the more recent period. Trust administrative expenses were 47% lower during the six months ended June 30, 2009 than in the corresponding period in 2008, primarily due to reduced legal activity, and a consequent decline in legal fees and expenses, related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
     (a) Reference is made to Note 8 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).
     (b) Not applicable.
Item 6. Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/ Geovanni Barris
Geovanni Barris
Vice President

Date: August 6, 2009
The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit	Exhibit
No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).
31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

*	Filed herewith.