Form 10-Q
period 2009-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2009-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     As of November 9, 2009, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Royalty interest, net (Notes 1, 2 and 3)	$2,511	$4,017
Cash and cash equivalents (Note 2)	1,001	1,018

Total assets	$3,512	$5,035

Liabilities and Trust Corpus

Accrued expenses	$229	$278

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	3,283	4,757

Total liabilities and trust corpus	$3,512	$5,035

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Royalty revenues	$36,051	$66,030	$92,780	$189,237
Interest income	1	3	3	29

Less: Trust administrative expenses	(746)	(689)	(1,239)	(1,611)

Cash earnings	$35,306	$65,344	$91,544	$187,655

Cash distributions	$35,305	$65,344	$91,561	$187,663

Cash distributions per unit	$1.6498	$3.0535	$4.2786	$8.7693

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Trust corpus at beginning of period	$3,259	$5,313	$4,757	$6,592
Cash earnings	35,306	65,344	91,544	187,655
(Increase) decrease in accrued expenses	525	486	49	219
Cash distributions	(35,305)	(65,344)	(91,561)	(187,663)
Amortization of royalty interest	(502)	(503)	(1,506)	(1,507)

Trust corpus at end of period	$3,283	$5,296	$3,283	$5,296

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2009
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
The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in effect) .
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
September 30, 2009
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended September 30, 2009 and 2008 was $0.42 and $0.40, respectively, and for the nine months ended September 30, 2009 and 2008 was $0.39 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2009
quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2009 and 2008, and the modified cash earning and distributions and changes in Trust corpus for the three-month and nine-month periods ended September 30, 2009 and 2008. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of September 30, 2009 and December 31, 2008, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(358,971)	(357,465)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$2,511	$4,017

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
September 30, 2009
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
(6) Prospective Settlement Payment
The Trust has entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field Following oil spills on March 2, 2006 and August 6, 2006 and to compromise any claims that the Trust and past, present, and future holders of Trust Units may have relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska has paid $29,469,081 into an interest-bearing escrow account with The Bank of New York Mellon, as escrow agent. The settlement payment, plus the interest that accrues on it while it is held by the escrow agent, will be released by the escrow agent and paid to the Trust when (i) the Delaware Chancery Court enters an order approving the settlement agreement and such order becomes final and (ii) the order of the United States District Court for the Southern District of New York dismissing certain litigation brought in that court against BP Alaska and other parties becomes final after appeal or upon the expiration of time for any further appellate proceedings, or is resolved by settlement.
The order of the District Court dismissing the litigation against BP Alaska and the other defendants has been affirmed by the United States Court of Appeals for the Second Circuit, and the time for any further appeal from that judgment has expired. On October 21, 2009, the Delaware Chancery Court entered an order and final judgment approving the settlement,

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2009
which will become final if it has not been appealed within 30 days from the date of entry. If there is no appeal from the Chancery Court order, the Trustee anticipates that the settlement fund and accrued interest will be released from escrow and paid to the Trust during the fourth quarter of 2009.
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

No adjustments to the royalty payments received by the Trust in April and July 2009 and 2008 were required.
(8) Subsequent Event
On October 15, 2009 the Trust received a cash distribution of approximately $37,233,939 from BP Alaska with respect to the quarter ended September 30, 2009. On October 20, 2009, after deducting Trust administrative expenses, the Trustee distributed approximately $37,014,424 (approximately $1.73 per Unit) to Unit holders of record on October 15, 2009
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
Results of Operations
Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation as it affects the members of OPEC and other producing countries. The effect of changing economic and political conditions on the demand for and supply of energy throughout the world and future prices of oil cannot be accurately projected.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three and nine-month periods ended September 30, 2009 and 2008, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2009 and 2008, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2009 and 2008 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based on
	Data for			Cost	Adjusted	Average	Average
Royalty	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel
Payment in	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty
Jul. 2009	06/30/2009	$59.74	$13.25	1.647	$21.82	$11.03	$26.89
Apr. 2009	03/31/2009	$43.20	$13.25	1.634	$21.65	$5.43	$16.13
Jan. 2009	12/31/2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35

Jul. 2008	06/30/2008	$124.34	$13.00	1.668	$21.68	$52.37	$50.29
Apr. 2008	03/31/2008	$97.78	$13.00	1.630	$21.19	$33.58	$43.01
Jan. 2008	12/31/2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
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
The Trustee anticipates that the Trust will receive a lump sum payment during the fourth quarter of 2009, consisting of $29,469,081 plus accrued interest from an escrow account established in connection with a settlement agreement between BP Alaska and the Trustee, if an order and final judgment entered on October 21, 2009 by the Delaware Chancery Court approving the settlement agreement has not been appealed within 30 days from the entry of the order. For additional information, see Note 6 of Notes to Financial Statements (Unaudited) in Item 1, the Trust’s Current Report on Form 8-K dated May 8, 2009 and the Settlement Agreement dated May 8, 2009, which is filed as Exhibit 10.1 to this report. If the escrowed settlement funds are received by the Trust on or before the date on which the Trustee receives the quarterly royalty distribution scheduled to be made by BP Alaska in January 2010, the Trustee intends to add such funds to the distribution received from BP Alaska and distribute the total amount to holders of Units on the Quarterly Record Date for such distribution.
Three Months Ended September 30, 2009 Compared to
Three Months Ended September 30, 2008
As explained above, Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended September 30, 2009 decreased approximately 45% from the corresponding quarter of 2008, reflecting a 52% period-to-period decrease in the Average WTI Price from $124.34 per barrel during the quarter ended June 30, 2008 to $59.74 per barrel during the quarter ended June 30, 2009. The average Per Barrel Royalty, however, decreased by only 47%, principally due to a 79% period-to-period decrease in average Production Taxes which fell from $52.37 per barrel in the quarter ended June 30, 2008 to $11.03 per barrel in the quarter ended June 30, 2009 as a consequence of lower tax rates on production resulting from the progressivity feature of the Alaska oil and gas production tax statutes.
Nine Months Ended September 30, 2009 Compared to
Nine Months Ended September 30, 2008
Trust royalty revenues decreased 51% in the nine months ended September 30, 2009 from the corresponding period of 2008, reflecting the cumulative effect of a 49% decrease in Average WTI Price during the nine-month period ended June 30, 2009 from the nine-month period ended June 30, 2008. The average Per Barrel Royalty payable with respect to the nine months ended June 30, 2009 reflected a corresponding decrease of 52% from the nine-month period ended June 30, 2008. Average Production Taxes chargeable with respect to the nine-month period ended June 30, 2009 decreased 74% from average Production Taxes chargeable with respect to the nine months ended June 30, 2008, as a result of the lower WTI Prices during the latter period and lower tax rates applicable to production during the period under the progressivity provisions of the Alaska oil and gas production tax statutes. Trust administrative expenses fell 23% during the nine months ended September 30, 2009 from the corresponding period in 2008, primarily due to decreases in on-going legal fees and expenses related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.
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
Date: November 9, 2009
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