Form 10-K
period 2009-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2010-03-01
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	13-6943724 (I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON, TRUSTEE 101 BARCLAY STREET NEW YORK, NEW YORK (Address of principal executive offices)	10286 (Zip Code)
Registrant’s telephone number, including area code: (212) 815-6908
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,476,600,000.
     As of February 26, 2010, 21,400,000 Units of Beneficial Interest were outstanding.
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
     The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://www.businesswire.com/portal/site/home/news/company?vnsId=41701. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon, 101 Barclay Street, Floor 8W, New York, NY 10286, Attention: Mr. Geovanni Barris, Corporate Trust Department; by telephone to: (212) 815-6908; or by e-mail to: geovanni.barris@bnymellon.com.
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
     Upon termination of the Trust, BP Alaska will have an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust, or (ii) the number of outstanding Units multiplied by (a) the closing price of Units on the day of termination of the Trust on the stock exchange on which the Units are listed, or (b) if the Units are not listed on any stock exchange but are traded in the over-the-counter market, the closing bid price on the day of termination of the Trust as quoted on the NASDAQ Stock Market. The purchase must be for cash unless holders of 70% of the Units outstanding (60% if the decision to terminate the Trust is made after December 31, 2010) authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.
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
Royalty Production
     The “Royalty Production” for each day in a calendar quarter is 16.4246% of the lesser of (i) the first 90,000 barrels of the actual average daily net production of crude oil and condensate for the quarter from the Prudhoe Bay (Permo-Triassic) Reservoir and saved and allocated to the oil and gas leases owned by BP Alaska in the Prudhoe Bay field as of February 28, 1989 (the “1989 Working Interests”), or (ii) the actual average daily net production of crude oil and condensate for the quarter from the 1989 Working Interests. The Royalty Production is based on oil produced from the oil rim and condensate produced from the gas cap, but not on gas production or natural gas liquids production. The actual average daily net production of oil and condensate from the 1989 Working Interests for any calendar quarter is the total production of oil and condensate for the quarter, net of the State of Alaska royalty, divided by the number of days in the quarter.
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
Chargeable Costs
     The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $12.25 during 2005, $12.50 during 2006, $12.75 during 2007, $13.00 during 2008 and $13.25 during 2009. Chargeable Costs for 2010 and subsequent years are shown in the following table:

Calendar	Chargeable Costs	Calendar	Chargeable Costs
year	per barrel	year	per barrel
2010	$14.50	2016	$17.10
2011	16.60	2017	17.20
2012	16.70	2018	20.00
2013	16.80	2019	23.75
2014	16.90	2020	26.50
2015	17.00
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
     Until August 2006, the Production Taxes deductible with respect to the Royalty Production under the Alaska oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) were (i) the Alaska Oil Production Tax (the “Old Tax”), which was levied at the flat rate of 15% of the gross value of oil at the point of production (the wellhead or field value) and which, as required by the Conveyance, was applied for the purpose of determining the Royalty Interest without regard to the “economic limit factor” (a formula designed to result in low tax rates for smaller low productive fields and higher tax rates for larger highly productive fields), and (ii) a surcharge of $0.03 per barrel of Royalty Production. The Conveyance provides that, in the case of taxes based upon wellhead or field value, the WTI Price less the product of $4.50 multiplied by the Cost Adjustment Factor is deemed to be the wellhead or field value.
     In August 2006 Alaska adopted amendments to the Production Tax Statutes (Chapter 2, Third Special Session Laws of Alaska 2006) (the “2006 Amendments”) which replaced the Old Tax. Commencing with the 2006 Amendments, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska (“Lease Expenditures”) for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity portion of the 2006 Amendments was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel. In addition, the 2006 Amendments increased the surcharge on oil produced from leases or properties in Alaska from $0.03 to $0.04 per barrel.
     In December 2007, a bill (Chapter 1, Second Special Session Laws of Alaska 2007) (popularly titled “Alaska’s Clear and Equitable Share” or “ACES”) took effect and further amended the Production Tax Statutes in certain respects. ACES changed the basic tax rate from 22.5% to 25% and increased the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the new progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.
     In order to resolve uncertainties in the interpretation of the Conveyance resulting from adoption of the 2006 Amendments, in October 2006 the Trustee entered into a letter agreement with BP Alaska (the “2006 Letter Agreement”), a copy of which is incorporated by reference as Exhibit 4.5 to this report. The 2006 Letter Agreement sets forth principles agreed to by BP Alaska and the Trustee to resolve how the amount of tax chargeable against the Royalty Interest was to be determined under the Conveyance and the extent to which the retroactivity of the tax legislation was to be recognized for purposes of the Conveyance (the “Consensus Principles”). In December 2007, BP Alaska notified the Trustee that the adoption of ACES made it necessary to modify the Consensus Principles to give effect to the new tax rates. After determining that the proposed changes to the Consensus Principles were consistent with the changes in tax rates effected by ACES, on January 11, 2008 the Trustee executed a letter agreement dated December 21, 2007 with BP Alaska (the “2008 Letter Agreement”) which supplements and amends the 2006 Letter Agreement and which is incorporated by reference as Exhibit 4.6 to this report.
     ACES authorizes the Alaska Department of Revenue (“DOR”) to interpret and apply the amendments to the Production Tax Statutes. DOR is allowed to limit deductible transportation costs for transportation by a regulated pipeline to something less than the tariff actually paid. Other amendments allow DOR to exclude by regulation certain categories of otherwise deductible lease expenditures, or a fixed percentage of them, from being deductible in determining the production tax value of taxable oil. In the 2008 Letter Agreement, BP Alaska indicated that, depending on what the regulations provide, it may wish to amend the Consensus Principles. Any such amendment would require the consent of the Trustee. If any such amendment should be proposed, the Trustee will evaluate the proposal to determine whether such amendment is consistent with the Conveyance and the interests of the Unit holders of the Trust and will make its decision accordingly.
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

	Average WTI		Cost Adjustment	Adjusted Chargeable		Average Per Barrel
	Price	Chargeable Costs	Factor	Costs	Production Taxes(1)	Royalty
Calendar 2005:
4th Qtr 2004	$48.35	$12.00	1.471	$17.65	$6.29	$24.41
1st Qtr 2005	49.70	12.25	1.477	18.09	6.49	25.12
2nd Qtr 2005	53.09	12.25	1.497	18.34	6.98	27.77
3rd Qtr 2005	63.03	12.25	1.512	18.53	8.46	36.04

Calendar 2006:
4th Qtr 2005	60.01	12.25	1.521	18.63	8.01	33.37
1st Qtr 2006	63.36	12.50	1.530	19.13	8.50	35.73
2nd Qtr 2006	70.53	12.50	1.559	19.49	9.56	41.48
3rd Qtr 2006	70.64	12.50	1.570	19.63	10.68	40.34

Calendar 2007:
4th Qtr 2006	60.17	12.50	1.552	19.39	9.31	31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.00	12.75	1.601	20.42	10.59	34.00
3rd Qtr 2007	75.29	12.75	1.601	20.42	14.45	40.42

Calendar 2008:
4th Qtr 2007	90.93	12.75	1.618	20.63	22.29	48.01
1st Qtr 2008	97.78	13.00	1.630	21.19	33.58	43.01
2nd Qtr 2008	124.34	13.00	1.668	21.68	52.37	50.29
3rd Qtr 2008	118.69	13.00	1.687	21.93	48.18	48.58

Calendar 2009:
4th Qtr 2008	58.03	13.00	1.636	21.26	11.42	25.35
1st Qtr 2009	43.20	13.25	1.634	21.65	5.43	16.13
2nd Qtr 2009	59.74	13.25	1.647	21.82	11.03	26.89
3rd Qtr 2009	68.13	13.25	1.662	22.02	14.57	31.54

(1)	Production Taxes for the third quarter of 2006 through the fourth quarter of 2007 reflect the effect of the 2006 Amendments of the Production Tax Statutes. Production Taxes for the first quarter of 2008 and subsequent periods reflect the application of ACES.

(2)	Dollar amounts in the table have been rounded to two decimal places for presentation and do not reflect the precision of the actual calculations.
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
THE PRUDHOE BAY UNIT AND FIELD
Prudhoe Bay Unit Operation and Ownership
     Since several oil companies besides BP Alaska hold acreage within the Prudhoe Bay field, as well as several contiguous oil fields, the Prudhoe Bay Unit was established to optimize field development. Other owners of these fields include affiliates of Exxon Mobil Corporation, ConocoPhillips and ChevronTexaco Corporation. The Trust’s Royalty Interest pertains only to production from the 1989 Working Interests in the Prudhoe Bay field and does not include production from the other oil fields included in the Prudhoe Bay Unit.
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
     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2009 is shown in the following table:

	Oil rim		Gas cap
BP Alaska	26.36	%(a)	26.36	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.08		36.08
ChevronTexaco	1.16		1.16

Total	100.00%		100.00%

(a)	The Trust’s share of oil production is computed based on BP Alaska’s ownership interest in the oil rim participating area of 50.68% as of February 28, 1989. Subsequent decreases in BP Alaska’s participation in oil rim ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not decreased the Trust’s Royalty Interest.

(b)	The Trust’s share of condensate production is computed based on BP Alaska’s ownership interest in the gas cap participating area of 13.84% as of February 28, 1989. Subsequent increases in BP Alaska’s gas cap ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not increased the Trust’s Royalty Interest.

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
     BP Alaska has the right to amend or terminate the Prudhoe Bay Unit Agreement, the Prudhoe Bay Unit Operating Agreement and any leases or conveyances with respect to the 1989 Working Interests in the exercise of its reasonable and prudent business judgment without liability to the Trust. BP Alaska also has the right to sell or assign all or any part of the 1989 Working Interests, so long as the sale or assignment is expressly made subject to the Royalty Interest and the terms and provisions of the Conveyance.
The Prudhoe Bay Field
     The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 productive acres. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2009, approximately 11.2 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.
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
Historical Production
     Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2009 there were about 1,037 active producing oil wells, 32 gas reinjection wells, 216 water injection wells and 33 water and miscible gas injection wells in the Prudhoe Bay field. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 293 barrels per day in 2005, 223 barrels per day in 2006*, 232 barrels per day in 2007, 232 barrels per day in 2008 and 243 barrels per day in 2009.
     BP Alaska’s share of the hydrocarbon liquids production from the Prudhoe Bay field includes oil, condensate and natural gas liquids. Using the production allocation procedures from the Prudhoe Bay Unit Operating Agreement, the Prudhoe Bay field’s total production and the net share of oil and condensate (net of State of Alaska royalty) allocated to the 1989 Working Interests have been as follows during the past five years:

	Oil		Condensate
Calendar		Net to 1989 Working		Net to 1989 Working
year	Total field	Interests	Total field	Interests
		(thousand barrels per day)
2005	228.9	101.5	96.4	11.7
2006	173.9	77.1	76.7	9.3
2007 (a)	184.1	81.6	77.9	9.4
2008	192.7	85.4	69.4	8.4
2009	189.1	83.9	63.0	7.6

(a)	2007 production figures reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect actual production for the year.
Collection and Transportation of Prudhoe Bay Oil
     Raw crude oil produced from individual production wells located at well pads is diverted to flowlines (pipelines). The flowlines transport the raw crude oil to one of six separation facilities (three on the western side of the Prudhoe Bay Unit and three on the eastern side) where the water and natural gas

*	The August 2006 partial shutdown of the Prudhoe Bay Unit caused a temporary impact on production from the east side of the Unit.

mixed with the raw crude are removed. The stabilized crude is then sent from the separation facilities through two 34-inch diameter transit lines, one from each half of the Prudhoe Bay Unit, to Pump Station 1, the starting point for TAPS.
     At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 13 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving approximately 700,000 barrels per day.
     On August 7, 2006, BP announced that BP Alaska had begun a shutdown of the Prudhoe Bay Unit following the discovery of unexpectedly severe corrosion and a small spill from the oil transit line on the eastern side of the field. The decision followed the receipt several days earlier of data from a “smart pig”* run completed in late July. Analysis of the data revealed 16 anomalies in 12 locations in the oil transit line. During follow up inspections of the anomalies, BP Alaska personnel discovered corrosion-related wall thinning which appeared to exceed criteria for continued operation and a leak and small spill estimated at four to five barrels. BP had previously announced plans to replace a three-mile segment of transit line on the western side of the Prudhoe Bay field following inspections conducted after a large spill caused by corrosion discovered in March 2006.
     BP subsequently determined to shut down only the eastern side of the Prudhoe Bay Unit and continue production from the western side of the Unit. The partial shutdown of the field reduced average daily production to approximately half of normal output. On September 22, 2006, BP announced that it had received clearance from the U.S. Department of Transportation (“DOT”) to restart production in the eastern half of the Prudhoe Bay Unit. In December 2008, BP completed the replacement of approximately 16 miles of oil transit lines. BP Alaska has implemented new integrity management and corrosion monitoring practices that supplement or replace the practices that existed in 2006. BP Alaska’s integrity management practices meet the requirements of 49 CFR 195.452 for pipeline integrity management in high consequence areas.
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
Reserve Estimates
     Proved oil reserves attributable to the 1989 Working Interests at December 31, 2009 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2009 forward from known reservoirs and under existing

*	An electronic device including magnetic flux leakage and ultrasonic thickness testing systems that is propelled through a pipeline to inspect the pipeline wall.

economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data become available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.
     There is no precise method of forecasting the allocation of reserve volumes to the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the 1989 Working Interests. The reserve volumes attributable to the 1989 Working Interests are estimated using an allocation of reserve volumes based on estimated future production and the average WTI Price, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.
     The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2009 were 68.144 million barrels of oil and condensate, of which 57.077 million barrels are proved developed reserves* and 11.067 million barrels are proved undeveloped reserves+. To the extent that the estimated volumes of proved undeveloped reserves include reserves the development of which is scheduled to commence after five years, the inclusions are based on a development plan which calls for drilling wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. Approximately 10.8 million barrels (net) of proved undeveloped reserves allocated to the Trust were converted into proved developed reserves during 2009. Based on the 2009 twelve-month average WTI Price‡ of $61.18 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2009 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $1,331 million, with a present value of $836.6 million. BPAlaska has advised the Trustee that Mike Smith, BP’s Segment Reserves Authority, is the petroleum engineer primarily responsible for overseeing the preparation of the reserve estimate. He has over 35 years of diversified industry experience with the past ten years spent as the head of the reservoir management

*	Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

+	Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

‡	The unweighted arithmetic average of the WTI Price on the first day of each month during the year.

function within BP. He is a member of the Society of Petroleum Engineers and the Institute of Materials, Minerals and Mining.
     BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field have been reviewed by Miller and Lents, Ltd., an international oil and gas consulting firm, as set forth in their report which is filed as Exhibit 99 to this report
     BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2008 and 2009. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the 2009 twelve-month average WTI Price of $61.18 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2023. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate through 2060; however, for the economic conditions and production forecast as of December 31, 2009 the Per Barrel Royalty will be zero following the year 2023.
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
     Since the end of 2006, the corrosion monitoring and mitigation practices for the oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation. The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 even though the applicable requirements of the subsequent regulations are not phased in until 2012. See “THE PRUDHOE BAY UNIT AND FIELD – Collection and Transportation of Prudhoe Bay Oil” above.
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
     The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2023. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2009, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.
•	Construction of a proposed gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field.
     Two competing plans for construction of a natural gas pipeline to bring natural gas from the North Slope to the U.S. market have been launched and have reached the project development stage.
     Two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) have been issued a license by the state of Alaska under the Alaska Gasline Inducement Act (“AGIA”) to construct a large-diameter natural gas pipeline from the North Slope. Under the license, the state will provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission (“FERC”) and Canadian authorities. TransCanada and affiliates of ExxonMobil have combined to promote a joint venture named the “Alaska Pipeline Project.”
     Separately, BP and ConocoPhillips have combined resources in a joint venture called Denali — The Alaska Gas Pipeline, LLC (“Denali”) without support for the project from Alaska under the AGIA.
     The Alaska Pipeline Project and Denali both contemplate a large-diameter pipeline extending from the North Slope through Alaska, and then into Canada through the Yukon Territory and British Columbia to the existing Alberta Storage Hub. The Alaska Pipeline Project proposal also includes an alternative pipeline route that would extend from the North Slope to a third-party liquefied natural gas terminal near Valdez, Alaska.
     The Alaska Pipeline Project has issued a notice of a 90-day Open Season, beginning on April 30, 2010, to be conducted in accordance with FERC regulations. Denali plans to file a plan with FERC in April 2010 to conduct an Open Season beginning in July 2010. During their respective Open Seasons the two competing consortia will seek customers to make long-term firm transportation commitments to their respective projects. There is no assurance that either project will move from the development stage to licensing and construction of a pipeline. If either project is successful, gas could commence flowing from the North Slope to market in the lower 48 states within eight to ten years.
     Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale is not economical. Natural gas released by pumping oil is reinjected into the ground, which helps to maintain reservoir pressure and facilitates extraction of oil from the field. If a natural gas pipeline is constructed, it will make it economical to extract natural gas from the Prudhoe Bay field and transport it to the lower 48 states for sale. Extraction of natural gas from the Prudhoe Bay field will lower reservoir pressure, although carbon dioxide stripped out of the gas can be reinjected and other methods can be employed to mitigate the reduction. The lowering of the reservoir pressure may accelerate the decline in production from the 1989 Working Interests and the time at which royalty payments to the Trust will cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the 1989 Working Interests, the Unit holders will not realize any offsetting benefit from natural gas production from the Prudhoe Bay field.
•	Royalty Production from the Prudhoe Bay field may be adversely affected by the recent changes to the Alaska Production Tax Statutes.
     The 2007 adoption of ACES (see “THE ROYALTY INTEREST — Production Taxes” in Item 1 above) may accelerate the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it has caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminates or reduces many deductions and credits permitted under the 2006 Amendments. BP Alaska’s capital spending in Alaska during 2010 is expected to be approximately $850 million, down 15% from more than $1 billion during 2009.
•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which have been volatile in recent years, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.
     Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. These fluctuations were especially pronounced during 2008 and 2009. For additional information, see the monthly history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov/dnav/pet/hist/rwtcM.htm.
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
     It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2008 and 2009, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.
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
•	Oil production from the Prudhoe Bay Unit could be interrupted by damage to the Trans-Alaska Pipeline System from natural causes, accidents, deliberate attacks or declining oil flows.
     The Trans-Alaska Pipeline System connects the North Slope oil fields to the southern port of Valdez, almost 800 miles away. It is the only way that oil can be transported from the North Slope to market. The pipeline system crosses three mountain ranges, many rivers and streams and thaw-sensitive permafrost. It is susceptible along its length to damage from earthquakes, forest fires and other natural disasters. The pipeline system also is vulnerable to failures of pipeline segments and pumping equipment, accidental damage and deliberate attacks. Recently, the pipeline has become susceptible to damage resulting from declining flows of oil from the North Slope. Slower flows cause the temperature of the oil in the pipeline to cool faster, increasing the rate of deposit of wax, which coats pipe walls, hides corrosion and clogs sensors on smart pigs sent through the pipeline to detect it. Even lower flow rates projected in the future may lead to internal damage caused by ice formation within the pipe and external damage from frost heaves under buried segments. Major upgrades to the pipeline may be required to counteract the effects of cooler oil temperature. If the pipeline or its pumping stations should suffer major damage from natural or man-made causes, production from the Prudhoe Bay Unit could be shut in until the pipeline system can be repaired and restarted. Royalty payments to the Trust could be halted or reduced by a material amount as a result of interruption to production from the Prudhoe Bay Unit.
•	Production from the 1989 Working Interests may be interrupted or discontinued by BP Alaska.
     BP Alaska has no obligation to continue production from the 1989 Working Interests or to maintain production at any level and may interrupt or discontinue production at any time. The Trust does not have the right to take over operation of the 1989 Working Interests or share in any operating decisions by BP Alaska concerning the Prudhoe Bay Unit. The operation of the Prudhoe Bay Unit is subject to normal operating hazards incident to the production and transportation of oil in Alaska. In the event of damage to the infrastructure, facilities and equipment in the Prudhoe Bay field which is covered by insurance, BP Alaska has no obligation to use insurance proceeds to repair such damage and may elect to retain such proceeds and close damaged areas to production.
•	There are potential conflicts of interest between BP Alaska and the Trust that could affect the royalties paid to Unit holders.
     The interests of BP Alaska and the Trust with respect to the Prudhoe Bay Unit could at times be different. The Per Barrel Royalty that BP Alaska pays to the Trust is based on the WTI Price, Chargeable Costs and Production Taxes, all of which are amounts contractually defined in the Conveyance. The WTI Price does not necessarily correspond to the actual price realized by BP Alaska for crude oil produced from the 1989 Working Interests, and Chargeable Costs and Production Taxes may not bear any relation to BP Alaska’s actual costs of production and tax expenses. The actual per barrel profit realized by BP Alaska on the Royalty Production may differ materially from the Per Barrel Royalty that it is required to pay to the Trust. It is possible under certain circumstances that the relationship between BP Alaska’s actual per barrel revenues and costs could be such that BP Alaska might determine to interrupt or discontinue production in whole or in part from the 1989 Working Interests even though a Per Barrel Royalty might otherwise be payable to the Trust under the Conveyance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     The Trust has not received any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934 (the “Exchange Act”) that remain unresolved.

ITEM 2.	PROPERTIES
     Reference is made to Item 1 for the information required by this item.

ITEM 3.	LEGAL PROCEEDINGS
     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of Unit holders during the fourth quarter ended December 31, 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2009.

			Distributions
	High	Low	Per Unit
2008:
First Quarter	$97.13	$71.01	$3.046
Second Quarter	103.49	88.51	2.670
Third Quarter	108.40	77.64	3.053
Fourth Quarter	95.47	58.08	2.937

2009:
First Quarter	83.07	50.04	1.637
Second Quarter	75.27	64.26	0.992
Third Quarter	76.37	63.25	1.650
Fourth Quarter	83.40	71.50	1.730

     As of February 23, 2010, 21,400,000 Units were outstanding and were held by 577 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2009.
     Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2009	2008	2007	2006	2005
	(in thousands, except per Unit amounts)
Royalty revenues	$130,014	252,298	177,318	184,864	152,978

Settlement revenue	$29,474	—	—	—	—

Interest income	$4	33	81	75	37

Trust administration expenses	$1,459	1,797	1,687	1,057	1,097

Cash earnings	$158,033	250,534	175,712	183,882	151,918

Cash distributions	$128,575	250,525	175,713	183,883	151,908

Cash distributions per unit	$6.008	11.707	8.211	8.593	7.098

	December 31
	2009	2008	2007	2006	2005
	(dollar amounts in thousands)
Trust corpus	$32,273	4,757	6,592	8,853	10,876

Total assets	$32,484	5,035	7,035	9,044	11,054

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2008 and 2009. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.
     BP Alaska estimates Royalty Production from the 1989 Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the 1989 Working Interests is below 90,000 barrels per day, calculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations may result in quarterly royalty payments by BP Alaska which reflect adjustments for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected. See Note 8 of Notes to Financial Statements in Item 8. Because the annual statement of cash earnings and distributions of the Trust is prepared on a modified cash basis, royalty revenues for the calendar year do not include the amounts of underpayments or overpayments affecting payments received during the fourth quarter of the year.
     During the years 2008 and 2009 and the period of 2010 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2010 will depend on WTI Prices prevailing during the remainder of the year.
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This new accounting standard established the “FASB Accounting Standards Codification,” or FASB ASC, as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB for non-governmental entities. All existing accounting standards have been superseded and accounting literature not included in the FASB ASC is considered non-authoritative. Adoption of the FASB ASC did not effect significant changes in GAAP and had no effect on the reporting of Trust’s financial condition or results of operations.
2009 compared to 2008
     WTI Prices fell precipitously during the fourth quarter of 2008, from an average of approximately $104 per barrel during September 2008 to an average of approximately $41 per barrel during December 2008. WTI Prices then rose gradually during the first three quarters of 2009, reaching a high average monthly price of approximately $71 during August 2009. Average WTI Prices for the twelve months ended September 30, 2009 were 47% lower than during the preceding twelve-month period, which resulted in royalty revenues that were 49% lower during the twelve months ended December 31, 2009 than during the twelve months ended December 31, 2008. Cash earnings during 2009 declined only 37% from 2008, however, as a result of the receipt by the Trust during December 2009 of a $29,474,000 payment from BP Alaska in settlement of certain claims that arose from the 2006 partial shutdown of the Prudhoe Bay Unit. Production Taxes charged against the Per Barrel Royalty during the twelve months ended September 30, 2009 declined approximately 73% from the preceding twelve-month period as a result of the progressivity feature of the 2007 ACES amendments to the Alaska oil and gas tax statutes (see “THE ROYALTY INTEREST — Production Taxes” in Item 1). Trust administrative expenses declined approximately 19% during the year ended December 31, 2009, principally due to declining legal fees and expenses.
2008 compared to 2007
     WTI Prices rose rapidly during the fourth quarter of 2007 and throughout the first half of 2008, reaching a high of over $145 per barrel early in July 2008 before receding to an average of approximately $104 per barrel during September 2008. As a result of the increases in WTI Prices, average WTI Prices for the twelve months ended September 30, 2008 were 67% higher than during the preceding twelve-month period. Royalty revenues and cash earnings rose 42% and 43%, respectively, during the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007, but the higher tax rates imposed by ACES, imposed a significant burden on Per Barrel Royalties. Production taxes charged against the average Per Barrel Royalty were approximately 264% higher with respect to the twelve months ended September 30, 2008 than during the twelve months ended September 30, 2007. Trust administrative expenses for 2008 rose 6.5% from 2007, principally due to legal fees and expenses related litigation and other issues arising from the 2006 shutdown of the Prudhoe Bay field.

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
We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2009 and 2008, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of The Bank of New York Mellon (formerly named The Bank of New York), as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2009 and 2008 and its cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2009 in conformity with the modified cash basis of accounting described in note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 1, 2010

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	December 31,	December 31,
	2009	2008
Assets
Royalty interest, net (Notes 1, 2 and 3)	$2,009	$4,017
Cash and cash equivalents (Note 2)	30,475	1,018

Total assets	$32,484	$5,035

Liabilities and Trust Corpus
Accrued expenses	$211	$278

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	32,273	4,757

Total liabilities and trust corpus	$32,484	$5,035

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	Year Ended December 31,
	2009	2008	2007
Royalty revenues	$130,014	$252,298	$177,318

Settlement revenue (Note 7)	29,474	—	—

Interest income	4	33	81

Less: Trust administrative expenses	(1,459)	(1,797)	(1,687)

Cash earnings	$158,033	$250,534	$175,712

Cash distributions	$128,575	$250,525	$175,713

Cash distributions per unit	$6.008	$11.707	$8.211

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Trust corpus at beginning of year	$4,757	$6,592	$8,853

Cash earnings	158,033	250,534	175,712

Decrease (increase) in accrued expenses	67	165	(252)

Cash distributions	(128,575)	(250,525)	(175,713)

Amortization of royalty interest	(2,009)	(2,009)	(2,008)

Trust corpus at end of year	$32,273	$4,757	$6,592

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
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
December 31, 2009
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2009, 2008 and 2007 was $0.38, $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2009 and 2008, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2009, 2008 and 2007. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2009 and 2008, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.
(3)	Royalty Interest

The Royalty Interest is comprised of the following at December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Royalty Interest (at inception)	$535,000	$535,000
Less:Accumulated amortization	(359,473)	(357,465)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$2,009	$4,017

(4)	Income Taxes

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

The Alaska oil and gas production tax statutes were amended by a bill (the “2006 Amendments”) which became effective in August 2006. The 2006 Amendments replaced an oil production tax levied at the flat rate of 15% of the gross value at the point of production (the “wellhead” or “field” value) of taxable oil produced from a producer’s leases or properties in the State of Alaska. Under the 2006 Amendments, producers were taxed on the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska for the year) at a rate equal to the sum of 22.5% plus a “progressivity” rate determined by the average monthly production tax value of the oil produced. The progressivity rate imposed by the 2006 Amendments was equal to 0.25% times the amount by which the simple average for each calendar month of the daily production tax values per barrel of the oil produced during the month exceeded $40 per barrel.

In December 2007, a bill (popularly titled “Alaska’s Fair and Equitable Share” or “ACES”) took effect which further amended the Alaska oil and gas production tax statutes in certain respects.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
ACES changed the basic tax rate from 22.5% to 25% and increased the progressivity rate. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.

The Trustee and BP Alaska entered into a letter agreement in October 2006 and an amendment thereto in January 2008 (the “Letter Agreement”) to resolve issues associated with the 2006 Amendments and ACES. The Letter Agreement modified the calculation of Production Taxes in the daily Per Barrel Royalty calculation effective as of August 20, 2006, in the case of the 2006 Amendments, and effective December 20, 2007, in the case of ACES. It also provides that the retroactivity provisions of the respective tax bills are not applicable to the Per Barrel Royalty calculation for periods prior to the effective dates of the 2006 Amendments and ACES.
(6)	Legal Expenses

The Trust incurred legal and other expenses as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses contributed materially to the Trust administrative expenses during 2007, 2008 and 2009.
(7)	Settlement Payment

In 2009, the Trust entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field following oil spills on March 2, 2006 and August 6, 2006 and to compromise any claims that the Trust and past, present, and future holders of Trust units may have relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska paid $29,469,081 into an interest-bearing escrow account, to be released by the escrow agent and paid to the Trust upon final approval by the Delaware Chancery Court of the settlement agreement, and the dismissal of certain litigation brought in the United States District Court for the Southern District of New York against BP Alaska and other parties having become final.

The settlement amount and accrued interest, totaling $29,474,410, was released from escrow and paid to the Trust on December 24, 2009. See Note 9 below.
(8)	Royalty Revenue Adjustments
Certain of the royalty payments received by the Trust in 2009, 2008 and 2007 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009

	2009 Payments Received
	January	April	July	October
Royalty payment as calculated	$34,481	$21,449	$36,051	$37,621
Adjustment for underpayment (overpayment), plus accrued interest	799	—	—	(387)

Net payment received	$35,280	$21,449	$36,051	$37,234

	2008 Payments Received
	January	April	July	October
Royalty payment as calculated	$65,284	$57,859	$66,030	$61,429
Adjustment for underpayment (overpayment), plus accrued interest	64	—	—	1,632

Net payment received	$65,348	$57,859	$66,030	$63,061

	2007 Payments Received
	January	April	July	October
Royalty payment as calculated	$41,470	$39,297	$44,164	$49,636
Adjustment for underpayment (overpayment), plus accrued interest	1,736	(47)	—	1,062

Net payment received	$43,206	$39,250	$44,164	$50,698

(9)	Subsequent Event
In January 2010, the Trust received a payment of $48,020,080 from BP Alaska. This payment consisted of $47,862,529, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2009, plus $158,551, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2009. On January 20, 2010, after deducting Trust administrative expenses, the Trustee distributed $77,294,472 from the January 2010 royalty payment and the settlement amount received in December 2009 (approximately $3.61 per Unit) to Unit holders of record on January 15, 2010. See Note 7 above.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
(10)	Summary of Quarterly Results (Unaudited)
A summary of selected quarterly financial information for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands, except unit data):

	2009 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$35,280	$21,449	$36,051	$37,234
Settlement revenue	—	—	—	29,474
Interest income	2	—	1	1
Trust administrative expenses	(269)	(224)	(746)	(220)

Cash earnings	35,013	21,225	35,306	66,489
Cash distributions	35,031	21,225	35,305	37,014
Cash distributions per unit	1.6369	0.9918	1.6498	1.7296

	2008 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$65,348	$57,859	$66,030	$63,061
Interest income	19	7	3	4
Trust administrative expenses	(183)	(738)	(689)	(187)

Cash earnings	65,184	57,128	65,344	62,878
Cash distributions	65,182	57,137	65,344	62,862
Cash distributions per unit	3.0459	2.6699	3.0535	2.9375

	2007 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$43,206	$39,250	$44,164	$50,698
Interest income	20	20	21	20
Trust administrative expenses	(169)	(391)	(767)	(360)

Cash earnings	43,057	38,879	43,418	50,358
Cash distributions	43,059	38,879	43,415	50,360
Cash distributions per unit	2.0121	1.8168	2.0287	2.3533

	Fiscal Year Ended
	2009	2008	2007
Royalty revenues	$130,014	$252,298	$177,318
Settlement revenue	29,474	—	—
Interest income	4	33	81
Trust administrative expenses	(1,459)	(1,797)	(1,687)

Cash earnings	158,033	250,534	175,712
Cash distributions	128,575	250,525	175,713
Cash distributions per unit	6.008	11.7068	8.211

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)
Pursuant to Statement of FASB ASC 932, Extractive Activities – Oil and Gas, the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows. The following information in this note with respect to the year ended December 31, 2009 reflects the adoption of Securities Exchange Act Release No. 59192, Modernization of Oil and Gas Reporting which became effective for financial statements for fiscal years ending on or after December 31, 2009. The Trust has not restated reserve information with respect to the years ended December 31, 2007 and 2008 to reflect changes in the methodology for determining proved reserves prescribed by Release No. 59192.

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2009 ($61.18 per barrel), and on the WTI Price on December 31, 2008 ($44.60 per barrel) and December 31, 2007 ($96.01 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2009, 2008 and 2007, based on BP Alaska’s latest reserve estimate at such time and the 12-month average WTI price for 2009 and WTI Prices on December 31, 2008 and 2007, were estimated to be 68, 55 and 98 million barrels, respectively (of which 57, 46 and 87 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2009, 2008 and 2007, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932),

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
based on the 12-month average WTI Price for 2009 of $61.18 per barrel and the WTI Prices on December 31, 2008 and 2007 of $44.60 and $96.01 per barrel, respectively, were as follows (in thousands):

	December 31,
	2009	2008	2007
Future cash inflows	$1,331,319	$632,470	$3,209,305
10% annual discount for estimated timing of cash flows	(494,758)	(213,900)	(1,609,463)

Standardized measure of discounted future net cash flow (a)	$836,561	$418,570	$1,599,842

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2009	2008	2007
Revisions of prior estimates	$(17,629)	$(17,490)	$64,461
Net changes in prices and production costs	714,714	(1,969,952)	1,364,445
Net change in production taxes	(173,810)	879,903	(778,644)
Other	2,581	168	1,608

	525,856	(1,107,371)	651,870
Royalty income received (b)	(149,722)	(233,885)	(209,172)
Accretion of discount	41,857	159,984	105,195

Net increase (decrease) during the year	$417,991	$(1,181,272)	$547,893

(b)	For the purpose of this calculation, royalty income received for 2009, 2008 and 2007 includes the following:

Period October 1, 2009 through December 31, 2009	$48,021
Period October 1, 2008 through December 31, 2008	$35,280
Period October 1, 2007 through December 31, 2007	$65,182
The above royalty income was received by the Trust in January 2010, 2009 and 2008, respectively.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2009
The changes in estimated quantities of proved oil and condensate were as follows:
     Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2006	81,078
Revisions of previous estimates (1)	21,970
Production	(5,249)

December 31, 2007	97,799
Revisions of previous estimates (2)	(37,988)
Production	(4,857)

December 31, 2008	54,954
Revisions of previous estimates (3)	18,419
Production	(5,229)

December 31, 2009	68,144

Proved developed reserves (thousands of barrels) as of:
December 31, 2007	86,869
December 31, 2008	46,096
December 31, 2009	57,077

Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2007	10,930
December 31, 2008	8,858
December 31, 2009	11,067

(1)	The positive revision in year-end 2007 reserves reflects an increase in the WTI price from $61.06 per barrel at December 31, 2006 to $96.01 per barrel at December 31, 2007.

(2)	The negative revision in year-end 2008 reserves reflects a decrease in the WTI price from $96.01 per barrel at December 31, 2007 to $44.60 per barrel at December 31, 2008.

(3)	The positive revision in year-end 2009 reserves reflects an increase in the WTI price from $44.60 per barrel at December 31, 2008 to $61.18 per barrel using the 12-month average of the first-day-of-the-month price for each month in the year ended December 31, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2009.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     The Trustee has disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These controls and procedures include but are not limited to controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to the responsible trust officers of the Trustee to allow timely decisions regarding required disclosure.
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
     In addition, the Conveyance gives the Trust and its independent accountants certain rights to inspect the books and records of BP Alaska and discuss the affairs, finances and accounts of BP Alaska relating to the 1989 Working Interests with representatives of BP Alaska; it also requires BP Alaska to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which BP Alaska has access.
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
     As of the end of calendar 2009, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009.
     The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full below.
Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:
We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon (formerly named The Bank of New York), as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2009 and 2008, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.
KPMG LLP
Dallas, Texas
March 1, 2010

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
     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2009 was as follows:

			Transfer Agent and
Year ended December 31,	Trustee’s Fees		Registrar Fees
2007	$172,235	*	$6,494
2008	155,432		6,391
2009	155,431		6,096

*	Includes $20,300 of extraordinary service fees.
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
     No Units are authorized for issuance under any form of equity compensation plan.
Unit Ownership of Certain Beneficial Owners
     As of February 26, 2010, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     There has been no transaction by the Trust since the beginning of 2009, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.
     The Trust has no independent directors. See Item 10 above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit	$151,216	$163,386
Audit related	20,000	20,000
Tax	200,000	200,000
Other	—	—

	$371,216	$383,386

     The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) FINANCIAL STATEMENTS
           The following financial statements of the Trust are included in Part II, Item 8:
Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 and 2008
Statements of Cash Earnings and Distributions for the years ended December 31, 2009, 2008 and 2007
Statements of Changes in Trust Corpus for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements
(b) FINANCIAL STATEMENT SCHEDULES
           All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 19, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/ Geovanni Barris
Geovanni Barris
Vice President

March 1, 2010
     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 19, 2010.

*	Filed herewith.