Form 10-Q
period 2010-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2010-05-07
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer
Identification No.)

The Bank of New York Mellon, 919 Congress Ave., Austin, TX	78701

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (800) 852-1422
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)            Yes ☐ No ☑
     As of May 7, 2010, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$1,506	$2,009

Cash and cash equivalents (Note 2)	2,705	30,475

Total assets	$4,211	$32,484

Liabilities and Trust Corpus

Accrued expenses	$339	$211

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	3,872	32,273

Total liabilities and trust corpus	$4,211	$32,484

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2010	2009
Royalty revenues	$48,021	$35,280
Litigation expense reimbursement (Note 5)	1,705	—
Interest income	1	2

Less: Trust administrative expenses	(202)	(269)

Cash earnings	$49,525	$35,013

Cash distributions (Note 5)	$77,295	$35,031

Cash distributions per unit	$3.6119	$1.6369

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Trust corpus at beginning of period	$32,273	$4,757
Cash earnings	49,525	35,013
(Increase) decrease in accrued expenses	(128)	47
Cash distributions	(77,295)	(35,031)
Amortization of royalty interest	(503)	(502)

Trust corpus at end of period	$3,872	$4,284

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2010
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
March 31, 2010
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.
b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.
c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.
d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended March 31, 2010 and 2009 was $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee,

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2010
include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2010 and 2009, and the modified cash earning and distributions and changes in Trust corpus for the three-month periods ended March 31, 2010 and 2009. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of March 31, 2010 and December 31, 2009, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.
Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.
These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The cash earnings and distributions for the interim period presented are not necessarily indicative of the results to be expected for the full year.
(3) Royalty Interest
The Royalty Interest is comprised of the following at March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less:Accumulated amortization	(359,976)	(359,473)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$1,506	$2,009

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
March 31, 2010
If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit holders would be treated as shareholders, and distributions to Trust Unit holders would not be deductible in computing the Trust’s tax liability as an association.
The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon, Global Corporate Trust — Corporate Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (800) 852-1422.
(5) Claims Settlement and Litigation Expense Reimbursement
In May 2009 the Trustee entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field in August 2006 following oil spills and to compromise any claims that the Trust and past, present, and future holders of Trust Units might have had relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska paid approximately $29,469,000 into an interest-bearing escrow account pending final dismissal of certain litigation and court approval of the settlement agreement. In December 2009, the settlement amount and accrued interest, totaling approximately $29,474,000, was released from escrow and paid to the Trust. This amount, together with BP Alaska’s royalty payment with respect to the quarter ended December 31, 2009 was distributed to Unit holders in January 2010.
The Trust incurred legal fees and expenses as a result of litigation and other issues arising out of the shutdown of the Prudhoe Bay field. Under the settlement agreement, BP Alaska agreed to pay the Trustee its reasonable attorneys’ fees and expenses, including internal expenses and expert fees, incurred in its investigation of the claims that are the subject of the settlement agreement, in responding to subpoenas, in defending a lawsuit, and in seeking court approval of the settlement agreement. In February 2010, BP Alaska paid the Trustee approximately $1,705,000 as reimbursement of those expenses. Except for potential continuing legal fees and expenses, the Trustee does not anticipate any other loss contingency resulting from the shutdown of the Prudhoe Bay field.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2010
(6) Royalty Revenue Adjustments
The royalty payments received by the Trust in January 2010 and 2009 with respect to the quarters ended December 31, 2009 and 2008 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2009 and 2008, respectively. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during those quarters and royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2010	Jan. 2009
Royalty payment as calculated	$47,862	$34,481
Adjustment for previous quarter’s underpayment, plus accrued interest	159	799

Net payment received	$48,021	$35,280

(7) Subsequent Event
On April 15, 2010 the Trust received a cash distribution of approximately $47,136,000 from BP Alaska with respect to the quarter ended March 31, 2010. On April 20, 2010, after adding interest received with respect to the cash reserve fund and the reimbursement payment received from BP Alaska (see Note 5 above) and deducting Trust administrative expenses, the Trustee distributed approximately $48,512,000 (approximately $2.27 per Unit) to Unit holders of record on April 15, 2010
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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2009 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2009 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” and “INDEPENDENT OIL AND GAS CONSULTANTS’ REPORT” in Part I, Item 1 of the 2009 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2009 Annual Report.
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
As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2009 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units, (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.
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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST — Trust Property” and “THE ROYALTY INTEREST” in the 2009 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2010 and 2009, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2009 and 2008, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2010 and 2009 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based on
Royalty	Data for			Cost	Adjusted	Average	Average Per	Average Net
Payment	Quarter	Average	Chargeable	Adjustment	Chargeable	Production	Barrel	Production
in Month	Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty	(mb/d)
Jan. 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3

Jan. 2009	12/31/2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35	100.7
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2008 and 2009. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.
BP Alaska estimates Royalty Production from the reserves allocated to the Trust for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from those reserves is below 90,000 barrels per day in any quarter, recalculation by BP Alaska of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by BP Alaska of its Royalty Production calculations cause BP Alaska to adjust its quarterly royalty payments to the Trust to compensate for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected.
The Quarterly Distributions received by the Trust from BP Alaska in January 2010 and 2009, were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2009 and 2008, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2010 and 2009 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
Three Months Ended March 31, 2010 Compared to
Three Months Ended March 31, 2009
As explained above, Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. Average WTI

Prices during the fourth quarter of 2009 had increased from the lows to which oil prices had fallen during the fourth quarter of 2008. Average WTI Prices during the fourth quarter of 2009 were 31% higher than during the fourth quarter of 2008. As a consequence, royalty revenues received by the Trust in the quarter ended March 31, 2010 increased 36% from the corresponding quarter of 2009. The 121% increase in cash distributions during the first quarter of 2010 from the corresponding period in 2009, reflects the distribution in January 2010 of the settlement amount received from BP Alaska during December 2009 (see Note 5 of Notes to Financial Statements (Unaudited) in Item 1). A 63% increase in average Production Taxes during the fourth quarter of 2009 from the corresponding period of 2008 when compared to the 31% increase in average WTI Prices between the same two periods, resulted from the progressivity feature of Alaska oil and gas production taxes. Trust administrative expenses decreased 25% in the quarter ended March 31, 2010 from the corresponding period in 2009, primarily due to the winding down of legal activity related to issues arising from the August 2006 shutdown of the Prudhoe Bay field.

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
     (a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).
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

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON, as Trustee

By:	/s/ Mike Ulrich Mike Ulrich
Vice President
Date: May 7, 2010
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