Form 10-Q
period 2010-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2010-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of August 9, 2010, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Royalty interest, net (Notes 1, 2 and 3)	$1,004	$2,009

Cash and cash equivalents (Note 2)	1,000	30,475

Total assets	$2,004	$32,484

Liabilities and Trust Corpus

Accrued expenses	$630	$211

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	1,374	32,273

Total liabilities and trust corpus	$2,004	$32,484

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Royalty revenues	$47,136	$21,449	$95,157	$56,729
Litigation expense reimbursement (Note 5)	—	—	1,705	—
Interest income	—	—	1	2

Less: Trust administrative expenses	(330)	(224)	(532)	(493)

Cash earnings	$46,806	$21,225	$96,331	$56,238

Cash distributions (Note 5)	$48,511	$21,225	$125,806	$56,256

Cash distributions per unit	$2.2669	$0.9918	$5.8788	$2.6288

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Trust corpus at beginning of period	$3,872	$4,284	$32,273	$4,757
Cash earnings	46,806	21,225	96,331	56,238
Increase in accrued expenses	(291)	(523)	(419)	(476)
Cash distributions	(48,511)	(21,225)	(125,806)	(56,256)
Amortization of royalty interest	(502)	(502)	(1,005)	(1,004)

Trust corpus at end of period	$1,374	$3,259	$1,374	$3,259

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2010
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

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from BP Alaska’s working interests as of February 28, 1989 in the Prudhoe Bay Field situated on the North Slope of Alaska (the “1989 Working Interests”). Trust Unit holders are subject to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest.

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
June 30, 2010
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended June 30, 2010 and 2009 was $0.39 and $0.37, respectively, and for the six months ended June 30, 2010 and 2009 was $0.38 and $0.38, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
June 30, 2010
modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2010 and 2009, and the modified cash earning and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2010 and 2009. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2010 and December 31, 2009, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

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
(3) Royalty Interest
The Royalty Interest is comprised of the following at June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
Royalty Interest (at inception)	$535,000	$535,000
Less:Accumulated amortization	(360,478)	(359,473)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$1,004	$2,009

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
June 30, 2010
If the Trust were determined to be an association taxable as a corporation, it would be treated as an entity taxable as a corporation on the taxable income from the Royalty Interest, the Trust Unit holders would be treated as shareholders, and distributions to Trust Unit holders would not be deductible in computing the Trust’s tax liability as an association.
The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information, contact The Bank of New York Mellon, Global Corporate Trust — Corporate Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (800) 852-1422.
(5) Claims Settlement and Litigation Expense Reimbursement
In May 2009 the Trustee entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field in August 2006 following oil spills and to compromise any claims that the Trust and past, present and future holders of Trust Units might have had relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska paid approximately $29,469,000 into an interest-bearing escrow account pending final dismissal of certain litigation and court approval of the settlement agreement. In December 2009, the settlement amount and accrued interest, totaling approximately $29,474,000, was released from escrow and paid to the Trust. This amount, together with BP Alaska’s royalty payment with respect to the quarter ended December 31, 2009 was distributed to Unit holders in January 2010.
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
June 30, 2010
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

	Payment Received
	Jan. 2010	Jan. 2009
Royalty payment as calculated	$47,862	$34,481
Adjustment for previous quarter’s underpayment, plus accrued interest	159	799

Total payment received	$48,021	$35,280

(7) Subsequent Event
On July 15, 2010 the Trust received a cash distribution of approximately $45,462,000 from BP Alaska with respect to the quarter ended June 30, 2010. On July 20, 2010, after adding interest received with respect to the cash reserve fund and the expense reimbursement payment received from BP Alaska (see Note 5 above) and deducting Trust administrative expenses, the Trustee distributed approximately $44,841,000 (approximately $2.10 per Unit) to Unit holders of record on July 15, 2010.

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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) and in Part II, Item 1A of this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2009 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended June 30, 2010 and 2009, respectively, are attributable to BP Alaska’s operations during the three-month periods ended March 31, 2010 and 2009, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2010 and 2009 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
								Average Net
Royalty Payment	Is Based on Data			Cost Adjustment	Adjusted Chargeable	Average	Average Per Barrel	Production
in Month	for Quarter Ended	Average WTI Price	Chargeable Costs	Factor	Costs	Production Taxes	Royalty	(mb/d)
Apr. 2010	03/31/2010	$78.59	$14.50	1.669	$24.20	$18.96	$35.43	93.7
Jan. 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3

Apr. 2009	03/31/2009	$43.20	$13.25	1.634	$21.65	$5.43	$16.13	99.4
Jan. 2009	12/31/2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35	100.7
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
The Quarterly Distributions received by the Trust from BP Alaska in January 2010 and 2009 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2009 and 2008, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-month periods ended June 30, 2010 and 2009 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2010 Compared to
Three Months Ended June 30, 2009
As explained above, Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. Royalty revenues received by the Trust in the quarter ended June 30, 2010 increased approximately 120% over the corresponding quarter of 2009, reflecting an 82% period-to-period increase in the Average WTI Price from $43.20 per barrel during the quarter ended March 31, 2009 to $78.59 per barrel during the quarter ended March 31, 2010. The average Per Barrel Royalty increased by 120% across the same periods, in spite of an increase in inflation adjusted Chargeable Costs in the first quarter of 2010 over the first quarter of 2009 and a 249% period-to-period increase in average Production Taxes, which increased from $5.43 per barrel in the quarter ended March 31, 2009 to $18.96 per barrel in the quarter ended March 31, 2010 because the progressivity feature of the Alaska oil and gas production taxes resulted in higher marginal tax rates during the latter period. Trust administrative expenses increased 47% in the quarter ended June 30, 2010 from the corresponding period in 2009, primarily due to timing differences in the receipt and payment of invoices from various service providers.
Six Months Ended June 30, 2010 Compared to
Six Months Ended June 30, 2009
As explained above, Trust royalty revenues received during the first half of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. Trust royalty revenues increased 68% in the six months ended June 30, 2010 from the corresponding period of 2009, reflecting the effect of a 53% increase in the Average WTI Price during the six-month period ended March 31, 2010 from the six-month period ended March 31, 2009. However, cash distributions in the six-month period ended June 30, 2010 were 124% higher than in the six months ended June 30, 2009 due to the distribution to Unit holders during the later period of funds received from BP Alaska in settlement of claims related to the August 2006 oil spills (see Note 5 of Notes to Financial Statements (Unaudited) in Item 1). The average Per Barrel Royalty payable with respect to the six months ended March 31, 2010 increased 70% over the average Per Barrel Royalty payable with respect to the corresponding period of 2009. Average Production Taxes chargeable with respect to the six-month period ended March 31, 2010 increased 123% from the average Production Taxes chargeable with respect to the six months ended March 31, 2009, because the progressivity feature of the Alaska oil and gas production taxes resulted in higher marginal tax rates during the latter period.
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
Under the terms of the Trust Agreement and the Conveyance, BP Alaska has significant disclosure and reporting obligations to the Trust. BP Alaska is required to provide the Trust such information concerning the Royalty Interest as the Trustee may need and to which BP Alaska has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are listed. These reporting obligations include furnishing the Trust a report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, BP Alaska’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves, the assumptions utilized in arriving at the estimates contained in the report, and the estimate of the quantities of proved reserves (including reductions of proved reserves as a result of modification of BP Alaska’s estimates of proved reserves from prior years) added during the preceding year to the total proved reserves allocated to the 1989 Working Interests as of December 31, 1987.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
Item 1A (Risk Factors) to Part I of the 2009 Annual Report is supplemented by the addition of the following text:
•	A possible sale by BP of part or all of its interest in the Prudhoe Bay field could have an unpredictable effect on the Trust
On July 27, 2010, BP announced that it plans to sell assets for up to $30 billion over the next 18 months, primarily in the upstream business, to help meet the costs and charges involved in meeting BP’s commitments in responding to the Gulf of Mexico oil spill. The announcement revived speculation in the press that BP may sell part or all of its ownership stake in the Prudhoe Bay field, and that the most likely buyers are Exxon Mobil, ConocoPhillips and/or Chevron Corporation, BP’s partners in the ownership of the field. Negotiations to sell half of BP’s interest in the Prudhoe Bay field to Apache Corp. are reported to have broken off earlier in July. The Trustee has received no indication that a sale of any part of BP’s interest in the Prudhoe Bay field remains under consideration or is likely to occur.
The Trustee believes that a sale by BP Alaska of all or part of its interest in the Prudhoe Bay field, should it occur, will not affect the Trust’s Royalty Interest. The Overriding Royalty Conveyance and the Trust Conveyance (collectively, the “Conveyance”) are recorded interests that burden the leases that constituted BP’s working interest in the Prudhoe Bay field as of February 28, 1989 (the “1989 Working Interests”). BP Alaska has the right to sell or assign any part of the 1989 Working Interests, so long as the sale or assignment is expressly made subject to the Royalty Interest and the terms and provisions of the Conveyance. The Royalty Interest was not affected by decreases in BP Alaska’s ownership interest in the oil rim participating area and increases in BP Alaska’s ownership interest in the gas cap participating area subsequent to February 1989 (see the footnotes to the table in the section captioned “THE PRUDHOE BAY UNIT AND FIELD — Prudhoe Bay Unit Operation and Ownership” in Item 1 of Part I of the 2009 Annual Report), and will not be affected by any future divestiture by BP Alaska of its current interests in those areas.
While a sale by BP Alaska of part or all of its interest in the Prudhoe Bay field will not affect the Trust’s legal entitlement to the Royalty Interest and the benefits of the Conveyance, such a sale could result in changes in the management and operation of the Prudhoe Bay field. The nature of such changes, if any, and their possible effect on the Trust cannot be predicted at the time of the filing of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
     (a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).
     (b) Not applicable.
Item 6. Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

31	Rule 13a-14(a)/15d-14(a) Certification.

32	Section 1350 Certification.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST By:THE BANK OF NEW YORK MELLON, as Trustee
By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: August 9, 2010
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