Form 10-Q
period 2010-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2010-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 9, 2010, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statements of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Royalty interest, net (Notes 1, 2 and 3)	$502	$2,009

Cash and cash equivalents (Note 2)	1,001	30,475

Total assets	$1,503	$32,484

Liabilities and Trust Corpus

Accrued expenses	$194	$211

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	1,309	32,273

Total liabilities and trust corpus	$1,503	$32,484

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Royalty revenues	$45,462	$36,051	$140,619	$92,780
Litigation expense reimbursement (Note 5)	—	—	1,705	—
Interest income	1	1	2	3

Less: Trust administrative expenses	(621)	(746)	(1,153)	(1,239)

Cash earnings	$44,842	$35,306	$141,173	$91,544

Cash distributions (Note 5)	$44,841	$35,305	$170,647	$91,561

Cash distributions per unit	$2.0954	$1.6498	$7.9742	$4.2786

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Trust corpus at beginning of period	$1,374	$3,259	$32,273	$4,757
Cash earnings	44,842	35,306	141,173	91,544
Decrease in accrued expenses	436	525	17	49
Cash distributions	(44,841)	(35,305)	(170,647)	(91,561)
Amortization of royalty interest	(502)	(502)	(1,507)	(1,506)

Trust corpus at end of period	$1,309	$3,283	$1,309	$3,283

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2010
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
September 30, 2010
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
(2) Basis of Accounting
The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest is calculated based on the units of production method. Such amortization is charged directly to the Trust corpus, and does not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the three months ended September 30, 2010 and 2009 was $0.40 and $0.42, respectively, and for the nine months ended September 30, 2010 and 2009 was $0.39 and $0.39, respectively. The Trust evaluates impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows are less than the carrying value, the Trust recognizes an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
September 30, 2010
quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2010 and 2009, and the modified cash earning and distributions and changes in Trust corpus for the three-month and nine-month periods ended September 30, 2010 and 2009. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of September 30, 2010 and December 31, 2009, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.
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
(3) Royalty Interest
The Royalty Interest is comprised of the following at September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)

Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(360,980)	(359,473)
Impairment write-down	(173,518)	(173,518)

Balance, end of period	$502	$2,009

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
September 30, 2010
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
September 30, 2010
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

No adjustments to the royalty payments received by the Trust in April and July 2010 and 2009 were required.
(7) Subsequent Event
On October 15, 2010 the Trust received a cash distribution of approximately $43,423,000 from BP Alaska with respect to the quarter ended September 30, 2010. On October 20, 2010, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $43,239,000 (approximately $2.02 per Unit) to Unit holders of record on October 15, 2010.
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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Annual Report”) and in Part II, Item 1A of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
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
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2009 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” in Part I, Item 1 of the 2009 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2009 Annual Report.
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
Results of Operations
Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in domestic and world supply and demand and other market conditions as well as the world political situation as it affects the members of OPEC and other producing countries. The effect of changing economic and political conditions on the demand for and supply of energy throughout the world and future prices of oil cannot be accurately projected.
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
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended September 30, 2010 and 2009, respectively, are attributable to BP Alaska’s operations during the three-month periods ended June 30, 2010 and 2009, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2010 and 2009 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
				Cost	Adjusted	Average	Average	Average Net
Royalty Payment	Is Based on Data	Average	Chargeable	Adjustment	Chargeable	Production	Per Barrel	Production
in Month	for Quarter Ended	WTI Price	Costs	Factor	Costs	Taxes	Royalty	(mb/d)

Jul 2010	06/30/2010	$77.96	$14.50	1.680	$24.36	$18.59	$35.01	86.8
Apr 2010	03/31/2010	$78.59	$14.50	1.669	$24.20	$18.96	$35.43	93.7
Jan 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3

Jul 2009	06/30/2009	$59.74	$13.25	1.647	$21.82	$11.03	$26.89	89.7
Apr 2009	03/31/2009	$43.20	$13.25	1.634	$21.65	$5.43	$16.13	99.4
Jan 2009	12/31/2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35	100.7
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
The Quarterly Distributions received by the Trust from BP Alaska in January 2010 and 2009 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2009 and 2008, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2010 and 2009 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2010 Compared to
Three Months Ended September 30, 2009
Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two table shows the changes from the second quarter of 2009 to the second quarter of 2010 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2009 to the third quarter of 2010

	3 Months Ended	Increase (decrease)		3 Months Ended
	6/30/2010	Amount	Percent	6/30/2009
Average WTI Price	$77.96	$18.22	30.5	$59.74
Adjusted Chargeable Costs	$24.36	$2.54	11.6	$21.82
Average Production Taxes	$18.59	$7.56	68.5	$11.03
Average Per Barrel Royalty	$35.01	$8.12	30.2	$26.89
Average net production (mb/d)	86.8	(2.9)	(3.2)	89.7
The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $13.25 in 2009 to $14.50 in 2010. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. Production Taxes, however, increased at more than double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The modest decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	3 Months Ended	Increase (decrease)		3 Months Ended
	9/30/2010	Amount	Percent	9/30/2009
		(Dollar amounts in thousands)
Royalty revenues	$45,462	$9,411	26.1	$36,051
Cash earnings	$44,842	$9,536	27.0	$35,306
Cash distributions	$44,841	$9,536	27.0	$35,305
Administrative expenses	$621	$(125)	(16.8)	$746
Trust corpus at quarter end	$1,309	$(1,974)	(60.1)	$3,283
The period-to-period decrease in administrative expenses is due primarily to diminishing legal fees and expenses resulting from litigation and other issues related to the temporary shutdown of the Prudhoe Bay field in August 2006.

Nine Months Ended September 30, 2010 Compared to
Nine Months Ended September 30, 2009
Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first half of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two table shows the changes from the nine months ended June 30, 2009 to the nine months ended June 30, 2010 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2009 to the first nine months of 2010

	9 Months Ended	Increase (decrease)		9 Months Ended
	6/30/2010	Amount	Percent	6/30/2009
Average WTI Price	$77.48	$23.83	44.4	$53.66
Adjusted Chargeable Costs	$23.54	$1.97	9.1	$21.58
Average Production Taxes	$18.73	$9.44	101.5	$9.29
Average Per Barrel Royalty	$35.21	$12.42	54.5	$22.79
Average Net Production (mb/d)	93.3	(3.3)	(3.5)	96.6
The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $13.25 in 2009 to $14.50 in 2010. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. Production Taxes, however, increased at more than double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The modest decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	9 Months Ended	Increase (decrease)		9 Months Ended
	9/30/2010	Amount	Percent	9/30/2009
		(Dollar amounts in thousands)
Royalty revenues	$140,619	$47,839	51.6	$92,780
Cash earnings	$141,173	$49,629	54.2	$91,544
Cash distributions	$170,647	$79,086	86.4	$91,561
Administrative expenses	$1,153	$(86)	(6.9)	$1,239
Trust corpus at quarter end	$1,309	$(1,974)	(60.1)	$3,283
Cash distributions during the nine months ended September 30, 2010 include the $29,474,000 settlement received from BP Alaska in December 2009 and paid to Unit holders in January 2010. See Note 5 of Notes to Financial Statements in Item 1. The period-to-period decrease in administrative expenses is due primarily to diminishing legal fees and expenses resulting from litigation and other issues related to the temporary shutdown of the Prudhoe Bay field in August 2006.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes in risk factors disclosed in the 2009 Annual Report and in subsequent Quarterly Reports that are known to the Trustee.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
     (a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).
     (b) Not applicable.
Item 6. Exhibits.
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.
4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.
4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.
4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.
4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.
4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.
31	Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certification.
101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
	By:	THE BANK OF NEW YORK MELLON,
as Trustee

	By:	/s/ Mike Ulrich
Mike Ulrich
Date: November 9, 2010		Vice President

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit	Exhibit
No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

32*	Section 1350 certification.

*	Filed herewith.