Form 10-K
period 2010-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2011-03-01
CIK 850033

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10243
BP PRUDHOE BAY ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE
919 CONGRESS AVE.
AUSTIN, TEXAS	78701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 852-1422
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☑
     The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,907,810,000.
     As of February 28, 2011, 21,400,000 Units of Beneficial Interest were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

ii

PART I
ITEM 1. BUSINESS
INTRODUCTION
     BP Prudhoe Bay Royalty Trust (the “Trust”) was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (formerly named The Bank of New York), as trustee, and F. James Hutchinson, co-trustee (BNY Mellon Trust of Delaware, formerly named The Bank of New York (Delaware), successor co-trustee). BP Alaska and Standard Oil are wholly owned subsidiaries of BP p.l.c. (“BP”).
     Effective as of December 15, 2010, The Bank of New York Mellon (“BNYM”) resigned as trustee under the Trust Agreement and BP Alaska appointed The Bank of New York Mellon Trust Company, N.A. (the “Trust Company”) to succeed BNYM as trustee. The Trust Company accepted its appointment and assumed all rights, titles, duties, powers and authority formerly held and exercised by BNYM under the Trust Agreement. The corporate trust office of the Trust Company (which we refer to hereafter as the “Trustee”) at which the affairs of the Trust are administered is located at 919 Congress Avenue, Austin, Texas 78701 and its telephone number at that address is (800) 852-1422.
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
     The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://www.businesswire.com/portal/site/home/news/company?vnsId=41701. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Suite 500, Austin, TX 78701, Attention: Global Corporate Trust — Corporate Finance; by telephone to: (800) 852-1422; or by e-mail to: sarah.newell@bnymellon.com.
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
THE TRUST
Trust Property
     The property of the Trust consists of an overriding royalty interest (the “Royalty Interest”) and cash and cash equivalents held by the Trustee from time to time. The Royalty Interest entitles the Trust to a royalty on 16.4246% of the lesser of (i) the first 90,000 barrels1 of the average actual daily net production of crude oil and condensate per quarter from the working interest of BP Alaska as of February 28, 1989 in the Prudhoe Bay oil field located on the North Slope in Alaska or (ii) the average actual daily net production of crude oil and condensate per quarter from that working interest. The Prudhoe Bay field is one of four contiguous North Slope oil fields that are operated by BP Alaska and are known collectively as the “Prudhoe Bay Unit.” The Royalty Interest was conveyed to the Trust by an Overriding Royalty Conveyance dated February 27, 1989 from BP Alaska to Standard Oil and a Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust. Copies of the Overriding Royalty Conveyance and the Trust Conveyance are filed with the SEC as exhibits to this report. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively in this report as the “Conveyance.”
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

of business in, Delaware. However, The Bank of New York Mellon Trust Company, N.A. alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement. A copy of the Trust Agreement is filed with the SEC as an exhibit to this report.
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
Sales of Royalty Interest; Borrowings and Reserves
     With certain exceptions, the Trustee may sell all or part of the Royalty Interest or an interest therein only if authorized to do so by vote of the holders of 60% of the Units outstanding. However, if the sale is made in order to pay specific liabilities of the Trust then due and involves a part, but not all or substantially all, of the Trust properties, the sale only needs to be approved by the vote of holders of a majority of the Units. Any sale of Trust properties must be for cash unless otherwise authorized by the Unit holders. The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after establishing reserves for liabilities of the Trust.
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
Termination of the Trust
     The Trust will terminate if either (a) holders of at least 60% of the outstanding Units vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by certain extraordinary events).
     Upon termination of the Trust, BP Alaska will have an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust, or (ii) the number of outstanding Units multiplied by (a) the closing price of Units on the day of termination of the Trust on the stock exchange on which the Units are listed, or (b) if the Units are not listed on any stock exchange but are traded in the over-the-counter market, the closing bid price on the day of termination of the Trust as quoted on the NASDAQ Stock Market. The purchase must be for cash unless holders of 60% of the Units outstanding authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.
     If BP Alaska does not exercise its option, the Trustee will sell the Trust property on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust property as set forth in the opinion of the investment banking firm, commercial banking firm or other entity mentioned above and on terms and conditions deemed commercially reasonable by that firm.
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
Chargeable Costs
     The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $12.50 during 2006, $12.75 during 2007, $13.00 during 2008, $13.25 during 2009 and $14.50 during 2010. Chargeable Costs for 2011 and subsequent years are shown in the following table:

Calendar	Chargeable Costs
year	per barrel

2011	$16.60
2012	16.70
2013	16.80
2014	16.90
2015	17.00
2016	17.10
2017	17.20
2018	20.00
2019	23.75
2020	26.50
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

			Cost	Adjusted		Average Per
	Average	Chargeable	Adjustment	Chargeable	Production	Barrel
	WTI Price	Costs	Factor	Costs	Taxes(1)	Royalty

Calendar 2006:
4th Qtr 2005	$60.01	$12.25	1.521	$18.63	$8.01	$33.37
1st Qtr 2006	63.36	12.50	1.530	19.13	8.50	35.73
2nd Qtr 2006	70.53	12.50	1.559	19.49	9.56	41.48
3rd Qtr 2006	70.64	12.50	1.570	19.63	10.68	40.34

Calendar 2007:
4th Qtr 2006	$60.17	$12.50	1.552	$19.39	$9.31	$31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.00	12.75	1.601	20.42	10.59	34.00
3rd Qtr 2007	75.29	12.75	1.601	20.42	14.45	40.42

Calendar 2008:
4th Qtr 2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
1st Qtr 2008	97.78	13.00	1.630	21.19	33.58	43.01
2nd Qtr 2008	124.34	13.00	1.668	21.68	52.37	50.29
3rd Qtr 2008	118.69	13.00	1.687	21.93	48.18	48.58

Calendar 2009:
4th Qtr 2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35
1st Qtr 2009	43.20	13.25	1.634	21.65	5.43	16.13
2nd Qtr 2009	59.74	13.25	1.647	21.82	11.03	26.89
3rd Qtr 2009	68.13	13.25	1.662	22.02	14.57	31.54

Calendar 2010:
4th Qtr 2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19
1st Qtr 2010	78.59	14.50	1.669	24.20	18.96	35.43
2nd Qtr 2010	77.96	14.50	1.680	24.36	18.59	35.01
3rd Qtr 2010	76.04	14.50	1.681	24.37	17.43	34.23

(1)	Production Taxes for the third quarter of 2006 through the fourth quarter of 2007 reflect the effect of the 2006 Amendments of the Production Tax Statutes. Production Taxes for the first quarter of 2008 and subsequent periods reflect the application of ACES.

(2)	Dollar amounts in the table have been rounded to two decimal places for presentation and do not reflect the precision of the actual calculations.
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

THE PRUDHOE BAY UNIT AND FIELD
Prudhoe Bay Unit Operation and Ownership
     Since several oil companies besides BP Alaska hold acreage within the Prudhoe Bay field, as well as several contiguous oil fields, the Prudhoe Bay Unit was established to optimize field development. Other owners of these fields include affiliates of Exxon Mobil Corporation, ConocoPhillips and Chevron Corporation. The Trust’s Royalty Interest pertains only to production from the 1989 Working Interests in the Prudhoe Bay field and does not include production from the other oil fields included in the Prudhoe Bay Unit.
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
     The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2010 is shown in the following table:

	Oil rim		Gas cap

BP Alaska	26.36	%(a)	26.36	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.08		36.08
Chevron	1.16		1.16

Total	100.00%		100.00%

(a)	The Trust’s share of oil production is computed based on BP Alaska’s ownership interest in the oil rim participating area of 50.68% as of February 28, 1989. Subsequent decreases in BP Alaska’s participation in oil rim ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not decreased the Trust’s Royalty Interest.

(b)	The Trust’s share of condensate production is computed based on BP Alaska’s ownership interest in the gas cap participating area of 13.84% as of February 28, 1989. Subsequent increases in BP Alaska’s gas cap ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not increased the Trust’s Royalty Interest.
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
The Prudhoe Bay Field
     The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2010, approximately 11.263 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.
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

Historical Production
     Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2010 there were about 1,150 active producing oil wells, 33 gas reinjection wells, 170 water injection wells and 35 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2010 were: 49 in 2008; 57 in 2009 and 56 in 2010. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 223 barrels per day in 2006, 232 barrels per day in 2007, 232 barrels per day in 2008, 243 barrels per day in 2009 and 211 barrels per day in 2010.
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

	Oil		Condensate
		Net to 1989		Net to 1989
Calendar		Working		Working
year	Total field	Interests	Total field	Interests
		(thousand barrels per day)

2006	173.9	77.1	76.7	9.3
2007 (a)	184.1	81.6	77.9	9.4
2008	192.7	85.4	69.4	8.4
2009	189.1	83.9	63.0	7.6
2010	183.9	81.6	59.0	7.1

(a)	2007 production figures reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect actual production for the year.
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
     At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 13 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 630 thousand barrels per day.

     On January 8, 2011 TAPS was shut down after crude oil was discovered in the booster pump building at Pump Station 1. The pipeline temporarily restarted January 11 at about two-thirds capacity, while bypass piping was prepared and was shut down again on January 15 for installation of a 157-foot bypass pipeline. The pipeline returned to full operation on the morning of January 17, 2011.
     Following a partial shutdown of the eastern side of the Prudhoe Bay Unit which lasted from August 7 until September 22, 2006, BP Alaska replaced approximately 16 miles of oil transit lines and has implemented new integrity management and corrosion monitoring practices that supplement or replace the practices that existed in 2006. BP Alaska states that its integrity management practices meet the requirements of 49 CFR 195.452 for pipeline integrity management in high consequence areas.
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
Reserve Estimates
     Proved oil reserves attributable to the 1989 Working Interests at December 31, 2010 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2011 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data become available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.
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

     The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2010 were 78.275 million barrels of oil and condensate, of which 67.401 million barrels are proved developed reserves2 and 10.874 million barrels are proved undeveloped reserves3. Approximately 1.6 million barrels (net) of proved undeveloped reserves allocated to the Trust were converted into proved developed reserves during 2010 and approximately 0.9 million barrels (net) of proved undeveloped reserves allocated to the Trust were added during 2010 as a result of planned injection activity. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2010. To the extent that the estimated volumes of proved undeveloped reserves include reserves the development of which is scheduled to commence after five years, the inclusions are based on a development plan which calls for drilling wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. Based on the 2010 twelve-month average WTI Price4 of $79.43 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities — Oil and Gas, BP Alaska calculated that as of December 31, 2010 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $1,992.6 million, with a present value of $1,186.5 million.
     The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BPAlaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has over 25 years of diversified industry experience with the past eight spent managing the governance and compliance of BP’s reserves estimation. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and vice-chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field. The engineering staff members assigned to the Trust project are all university graduates, with degrees in petroleum engineering and/or advanced degrees in petroleum or chemical engineering. All are licensed professional engineers with over 20 years of diversified experience, including at least 10 years of experience with the Trust. A copy of the February 2011 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report
     BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2008, 2009 and 2010. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

[2]	Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

[3]	Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

[4]	The unweighted arithmetic average of the WTI Price on the first day of each month during the year.

Based on the 2010 twelve-month average WTI Price of $79.43 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2027. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate after that year; however, for the economic conditions and production forecast as of December 31, 2010 the Per Barrel Royalty will be zero following the year 2027.
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
Widely Held Fixed Investment Trusts
     The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon Trust Company, N.A., Global Corporate Trust — Corporate Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (800) 852-1422.
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
     The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2027. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2010, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.
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
     Both the Alaska Pipeline Project and Denali have held open seasons, in accordance with FERC regulations, seeking customers to make long-term firm transportation commitments to their respective projects and are conducting technical and engineering studies. There is no assurance that either project will move from the development stage to licensing and construction of a pipeline. If either project is successful, gas could commence flowing from the North Slope to market in the lower 48 states within eight to ten years.
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
•	Royalty Production from the Prudhoe Bay field may have been adversely affected by the recent changes to the Alaska Production Tax Statutes.
     The 2007 adoption of ACES (see “THE ROYALTY INTEREST — Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it has caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminates or reduces many deductions and credits permitted under the 2006 Amendments. Since 2007, BP Alaska’s spending on production adding activity, adjusted for inflation, has been flat to declining.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which have been volatile in recent years, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.
     Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. These fluctuations were especially pronounced during 2008 and 2009. For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.
     Recent moves in crude oil prices have been affected by many factors, including changes in demand by oil-consuming countries, the actions of OPEC to control production by members of the cartel, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, psychological and economic factors including, most recently, the global economic recession and political turmoil in North Africa. Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time.
     It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2008, 2009 and 2010, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.
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
     In January 2011, TAPS was shut down over two periods of several days each as a result of the discovery of a leak of crude oil in the basement of a booster pump building at Pump Station No. 1. See “THE PRUDHOE BAY UNIT AND FIELD — Collection and Transportation of Prudhoe Bay Oil” in Item 1 for additional information
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
ITEM 4. REMOVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS
     The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2010.

			Distributions
	High	Low	Per Unit
2009:
First Quarter	$83.07	$50.04	$1.637
Second Quarter	75.27	64.26	0.992
Third Quarter	76.37	63.25	1.650
Fourth Quarter	83.40	71.50	1.730

2010:
First Quarter	$98.79	$80.45	$3.612
Second Quarter	105.89	85.01	2.267
Third Quarter	103.59	86.79	2.095
Fourth Quarter	129.41	100.16	2.021
     As of February 25, 2011, 21,400,000 Units were outstanding and were held by 501 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2010.
     Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6. SELECTED FINANCIAL DATA
     The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2010	2009	2008	2007	2006
		(in thousands, except per Unit amounts)
Royalty revenues	$184,042	130,014	252,298	177,318	184,864
Litigation expense reimbursement	$1,705	—	—	—	—
Settlement revenue	$—	29,474	—	—	—
Interest income	$2	4	33	81	75
Trust administration expenses	$1,338	1,459	1,797	1,687	1,057
Cash earnings	$184,411	158,033	250,534	175,712	183,882
Cash distributions	$213,885	128,575	250,525	175,713	183,883
Cash distributions per unit	$9.995	6.008	11.707	8.211	8.593

	December 31
	2010	2009	2008	2007	2006
		(dollar amounts in thousands)
Trust corpus	$862	32,273	4,757	6,592	8,853
Total assets	$1,001	32,484	5,035	7,035	9,044
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000
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
     When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2008, 2009 and 2010. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.
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
     During the years 2009 and 2010 and the period of 2011 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2011 will depend on WTI Prices prevailing during the remainder of the year.
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

2010 compared to 2009
     As explained in Note 2 of Notes to Financial Statements below, the financial statements of the Trust are prepared on a modified cash basis and differ from financial statements prepared in accordance with generally accepted accounting principles in that (a) revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid and (b) Trust expenses are recorded on an accrual basis. As a consequence, Trust royalty revenues for the fiscal year are based on Royalty Production during the twelve months ended September 30 of the preceding fiscal year.

	12 Months			12 Months
	Ended	Increase (decrease)		Ended
	9/30/2010	Amount	Percent	9/30/2009

Average WTI Price	$77.12	$19.85	34.7	$57.28
Adjusted Chargeable Costs	$23.75	$2.06	9.5	$21.69
Average Production Taxes	$18.41	$7.79	73.4	$10.61
Average Per Barrel Royalty	$34.97	$9.99	40.0	$24.98
Average net royalty production (mb/d)	87.7	0.7	0.8	87.0
     Average WTI prices rose almost 35% during the twelve months ended September 30, 2010, as compared to the preceding twelve-month period, but were relatively stable during the latter period, fluctuating between a low average price of $69.41 during September 2009 and a high average price of $84.29 during April 2010. The scheduled increase in Chargeable Costs from $13.25 in calendar 2009 to $14.50 in calendar 2010 was the principal cause of the increase in Adjusted Chargeable costs during the twelve months ended September 30, 2010. The disproportionate increase in Production Taxes during the twelve-month period was due to the progressive tax rates imposed by the 2007 ACES amendments to the Alaska oil and gas tax statutes (see “THE ROYALTY INTEREST — Production Taxes” in Item 1).

	Year Ended	Increase (decrease)		Year Ended
	12/31/2010	Amount	Percent	12/31/2009
		(In thousands)
Royalty revenues	$184,042	$54,028	41.6	$130,014
Cash earnings	$184,411	$26,378	16.7	$158,033
Cash distributions	$213,885	$85,310	66.4	$128,575
Administrative expenses	$1,338	($121)	(8.3)	$1,459
Trust corpus at year end	$862	($31,411)	(97.3)	$32,273
     The increase in average WTI Prices during the twelve months ended September 30, 2010 had a corresponding effect on royalty revenues for the twelve months ended December 31, 2010. The decrease in trust administrative expenses during the year ended December 31, 2010 is principally due to declining legal fees and expenses due to the settlement by the Trust in 2009 of legal claims relating to the August 2006 shutdown of the Prudhoe Bay field. The decrease in trust corpus at year end reflects the distribution in January 2010 of the settlement payment received by the Trust in December 2009 (see Note 7 of Notes to Financial Statements in Item 8), and annual amortization of the royalty interest (see Note 2 of Notes to Financial Statements in Item 8).

2009 compared to 2008

	12 Months			12 Months
	Ended	Increase (decrease)		Ended
	9/30/2009	Amount	Percent	9/30/2008

Average WTI Price	$57.28	($50.66)	(46.9)	$107.94
Adjusted Chargeable Costs	$21.69	$0.33	1.5	$21.36
Average Production Taxes	$10.61	($28.49)	(72.9)	$39.11
Average Per Barrel Royalty	$24.98	($22.50)	(47.4)	$47.47
Average net royalty production (mb/d)	87.0	(1.9)	(2.1)	88.9
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

	Year Ended	Increase (decrease)		Year Ended
	12/31/2009	Amount	Percent	12/31/2008
	(In thousands)
Royalty revenues	$130,014	($122,284)	(48.5)	$252,298
Cash earnings	$158,033	($92,501)	(36.9)	$250,534
Cash distributions	$128,575	($121,950)	(48.7)	$250,525
Administrative expenses	$1,459	($338)	(18.8)	$1,797
Trust corpus at quarter end	$32,273	$27,516	578.4	$4,757
     The sharp drop in average WTI Prices for the twelve months ended September 30, 2009 had a corresponding effect on royalty revenues during the twelve months ended December 31, 2009. Approximately 19% of the Trust’s cash earnings during 2009 represents a $29,474,000 payment from BP Alaska received by the Trust in December 2009 in settlement of certain claims that arose from the 2006 partial shutdown of the Prudhoe Bay Unit (see Note 7 of Notes to Financial Statements in Item 8). Cash distributions during 2009, however, exclude the settlement payment, which was distributed to Unit holders with the regular quarterly distribution on January 15, 2010. The decrease in trust administrative expenses during the year ended December 31, 2009 is principally due to declining legal fees and expenses. The increase in trust corpus at year end reflects the undistributed settlement payment referred to above, net of amortization of the royalty interest (see Note 2 of Notes to Financial Statements in Item 8).
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
We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2010 and 2009, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2010 and 2009 and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2010 in conformity with the modified cash basis of accounting described in note 2.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 1, 2011

BP Prudhoe Bay Royalty Trust
Statement of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	December 31, 2010	December 31, 2009
Assets

Royalty interest, net (Notes 1, 2 and 3)	$—	$2,009
Cash and cash equivalents (Note 2)	1,001	30,475

Total assets	$1,001	$32,484

Liabilities and Trust Corpus

Accrued expenses	$139	$211

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	862	32,273

Total liabilities and trust corpus	$1,001	$32,484

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	Year Ended December 31,
	2010	2009	2008
Royalty revenues	$184,042	$130,014	$252,298
Litigation expense reimbursement (Note 7)	$1,705	—	—
Settlement revenue (Note 7)	—	29,474	—
Interest income	2	4	33
Less: Trust administrative expenses	(1,338)	(1,459)	(1,797)

Cash earnings	$184,411	$158,033	$250,534

Cash distributions	$213,885	$128,575	$250,525

Cash distributions per unit	$9.995	$6.008	$11.707

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Trust corpus at beginning of year	$32,273	$4,757	$6,592
Cash earnings	184,411	158,033	250,534
Decrease in accrued expenses	72	67	165
Cash distributions	(213,885)	(128,575)	(250,525)
Amortization of royalty interest	(2,009)	(2,009)	(2,009)

Trust corpus at end of year	$862	$32,273	$4,757

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware statutory trust pursuant to a Trust Agreement dated February 28, 1989 among the Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”). Standard Oil and BP Alaska are indirect wholly owned subsidiaries of BP p.l.c. (“BP”).

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

The trustees of the Trust are The Bank of New York Mellon Trust Company, N.A. and BNY Mellon Trust of Delaware. BNY Mellon Trust of Delaware serves as co-trustee in order to satisfy certain requirements of the Delaware Statutory Trust Act. The Bank of New York Mellon Trust Company, N.A. alone is able to exercise the rights and powers granted to the Trustee in the Trust Agreement.

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in existence).

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of Trust unit holders of not less than 60% of the outstanding Trust units, or (ii) at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
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

The financial statements of the Trust are prepared on a modified cash basis and reflect the Trust’s assets, liabilities, corpus, earnings, and distributions, as follows:
a.	Revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust unit holders are recorded when paid.

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

d.	Amortization of the Royalty Interest has been calculated based on the units of production method. Such amortization was charged directly to the Trust corpus, and did not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2010, 2009 and 2008 was $0.38, $0.38 and $0.38, respectively. The Trust evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized an impairment loss for the difference between the carrying value and the estimated fair value of the Royalty Interest. As of December 31, 2010, amortization and impairment losses had reduced the carrying value of the Royalty Interest to zero (see Note 3 below). No further amortization or impairment of the Royalty Interest will be recognized in future periods.
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2010 and 2009, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2010, 2009 and 2008. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2010 and 2009, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
(3)	Royalty Interest

The Royalty Interest is comprised of the following at December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009

Royalty Interest (at inception)	$535,000	$535,000
Less: Accumulated amortization	(359,473)	(357,465)
Impairment write-down	(175,527)	(173,518)

Balance, end of period	$—	$2,009

(4)	Income Taxes

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

A bill (popularly titled “Alaska’s Fair and Equitable Share” or “ACES”) took effect in December 2007 which amended the Alaska oil and gas production tax statutes in certain respects. ACES changed the basic tax rate from 22.5% to 25% of the “production tax value of taxable oil” (gross value at the point of production for the calendar year less the producer’s direct costs of exploring for, developing, or producing oil or gas deposits located within the producer’s leases or properties in Alaska for the year) and increased a “progressivity” rate, determined by the average monthly production tax value of the oil produced. If the producer’s average monthly production tax value per barrel is greater than $30 but not more than $92.50, the progressivity tax rate is 0.4% times the amount by which the average monthly production tax value exceeds $30 per barrel. If the producer’s average monthly production tax value per barrel is greater than $92.50, the progressivity tax rate is the sum of 25% and the product of 0.1% multiplied by the difference between the average monthly production tax value per barrel and $92.50, except that the sum may not exceed 50%.

The Trustee and BP Alaska have entered into a letter agreement and an amendment thereto (the “Letter Agreement”) to resolve issues associated with ACES. The Letter Agreement modified the calculation of Production Taxes in the daily Per Barrel Royalty calculation.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
(6)	Legal Expenses

The Trust incurred legal and other expenses as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses contributed materially to the Trust administrative expenses during 2008, 2009 and 2010.
(7)	Claims Settlement and Litigation Expense Reimbursement

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

Certain of the royalty payments received by the Trust in 2008, 2009 and 2010 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	2010 Payments Received
	January	April	July	October
Royalty payment as calculated	$47,862	$47,136	$45,462	$43,496
Adjustment for underpayment (overpayment), plus accrued interest	159	—	—	(73)

Net payment received	$48,021	$47,136	$45,462	$43,423

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010

	2009 Payments Received
	January	April	July	October
Royalty payment as calculated	$34,481	$21,449	$36,051	$37,621
Adjustment for underpayment (overpayment), plus accrued interest	799	—	—	(387)

Net payment received	$35,280	$21,449	$36,051	$37,234

	2008 Payments Received
	January	April	July	October
Royalty payment as calculated	$65,284	$57,859	$66,030	$61,429
Adjustment for underpayment, plus accrued interest	64	—	—	1,632

Net payment received	$65,348	$57,859	$66,030	$63,061

(9)	Subsequent Event

In January 2011, the Trust received a payment of $51,660,233 from BP Alaska. This payment consisted of $51,643,925, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2010, plus $16,308, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2010. On January 20, 2011, after deducting Trust administrative expenses, the Trustee distributed $51,530,935 to Unit holders of record on January 14, 2011.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.
(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2010, 2009, and 2008 is as follows (in thousands, except unit data):

	2010 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$48,021	$47,136	$45,462	$43,423
Litigation expense reimbursement	1,705	—	—	—
Interest income	1	—	1	—
Trust administrative expenses	(202)	(330)	(621)	(185)

Cash earnings	49,525	46,806	44,842	43,238
Cash distributions	77,295	48,511	44,841	43,238
Cash distributions per unit	3.6119	2.2669	2.0954	2.0205

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010

	2009 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$35,280	$21,449	$36,051	$37,234
Settlement revenue	—	—	—	29,474
Interest income	2	—	1	1
Trust administrative expenses	(269)	(224)	(746)	(220)

Cash earnings	35,013	21,225	35,306	66,489
Cash distributions	35,031	21,225	35,305	37,014
Cash distributions per unit	1.6369	0.9918	1.6498	1.7296

	2008 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$65,348	$57,859	$66,030	$63,061
Interest income	19	7	3	4
Trust administrative expenses	(183)	(738)	(689)	(187)

Cash earnings	65,184	57,128	65,344	62,878
Cash distributions	65,182	57,137	65,344	62,862
Cash distributions per unit	3.0459	2.6699	3.0535	2.9375

	Fiscal Year Ended
	2010	2009	2008
Royalty revenues	$184,042	$130,014	$252,298
Settlement revenue	—	29,474	—
Litigation expense reimbursement	1,705	—	—
Interest income	2	4	33
Trust administrative expenses	(1,338)	(1,459)	(1,797)

Cash earnings	184,411	158,033	250,534
Cash distributions	213,885	128,575	250,525
Cash distributions per unit	9.995	6.008	11.7068
(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

Pursuant to Statement of FASB ASC 932, Extractive Activities — Oil and Gas, the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows. The following information in this note with respect to the years ended December 31, 2009 and 2010 reflects the adoption of Securities Exchange Act Release No. 59192, Modernization of Oil and Gas Reporting which became effective for financial statements for fiscal years ending on or after December 31, 2009. The Trust has not restated reserve information with respect to the year ended December 31, 2008 to reflect changes in the methodology for determining proved reserves prescribed by Release No. 59192.

Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. Information regarding estimates of proved reserves attributable to the combined interests of BP Alaska and the Trust were based on reserve estimates prepared by BP Alaska. BP Alaska’s reserve estimates are believed to be

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
reasonable and consistent with presently known physical data concerning the size and character of the Prudhoe Bay field.
There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2010 ($79.43 per barrel) and 2009 ($61.18 per barrel), and on the WTI Price on December 31, 2008 ($44.60 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2010, 2009 and 2008, based on BP Alaska’s latest reserve estimate at such times, the 12-month average WTI prices for 2010 and 2009 and the WTI Price on December 31, 2008, were estimated to be 78, 68 and 55 million barrels, respectively (of which 67, 57 and 46 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2010, 2009 and 2008, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2010 and 2009 of $79.43 and $61.18 per barrel and the WTI Price on December 31, 2008 of $44.60 per barrel, respectively, were as follows (in thousands):

	December 31,
	2010	2009	2008
Future cash inflows	$1,992,585	$1,331,319	$632,470
10% annual discount for estimated timing of cash flows	(806,097)	(494,758)	(213,900)

Standardized measure of discounted future net cash flow (a)	$1,186,488	$836,561	$418,570

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010

	December 31,
	2010	2009	2008
Revisions of prior estimates	$(14,830)	$(17,629)	$(17,490)
Net changes in prices and production costs	805,453	714,714	(1,969,952)
Net change in production taxes	(327,680)	(173,810)	879,903
Other	94	2,581	168

	463,037	525,856	(1,107,371)

Royalty income received (b)	(196,766)	(149,722)	(233,885)
Accretion of discount	83,656	41,857	159,984

Net increase (decrease) during the year	$349,927	$417,991	$(1,181,272)

(b)	For the purpose of this calculation, royalty income received for 2010, 2009 and 2008 includes the following:

Period October 1, 2010 through December 31, 2010	$51,660
Period October 1, 2009 through December 31, 2009	$48,021
Period October 1, 2008 through December 31, 2008	$35,280
The above royalty income was received by the Trust in January 2011, 2010 and 2009, respectively.

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements
(Prepared on a modified basis of cash receipts and disbursements)
December 31, 2010
The changes in estimated quantities of proved oil and condensate were as follows:
Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2007	97,799
Revisions of previous estimates (1)	(37,988)
Production	(4,857)

December 31, 2008	54,954
Revisions of previous estimates (2)	18,419
Production	(5,229)

December 31, 2009	68,144
Revisions of previous estimates (3)	15,388
Production	(5,257)
December 31, 2010	78,275

Proved developed reserves (thousands of barrels) as of:
December 31, 2008	46,096
December 31, 2009	57,077
December 31, 2010	67,401
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2008	8,858
December 31, 2009	11,067
December 31, 2010	10,874

(1)	The negative revision in year-end 2008 reserves reflects a decrease in the WTI Price from $96.01 per barrel at December 31, 2007 to $44.60 per barrel at December 31, 2008.

(2)	The positive revision in year-end 2009 reserves reflects an increase in the WTI Price from $44.60 per barrel at December 31, 2008 to $61.18 per barrel using the 12-month average of the first-day-of-the-month price for each month in the year ended December 31, 2009

(3)	The positive revision in year-end 2010 reserves reflects an increase in the WTI Price from $61.18 per barrel for 2009 to $79.43 per barrel for 2010 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2009 and 2010, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2010.
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
     In addition, the Conveyance gives the Trust certain rights to inspect the books and records of BP Alaska and discuss the affairs, finances and accounts of BP Alaska relating to the 1989 Working Interests with representatives of BP Alaska; it also requires BP Alaska to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which BP Alaska has access.
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
     As of the end of calendar 2010, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
     Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010.
     The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full below.
Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
BP Prudhoe Bay Royalty Trust:
We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2010 and 2009, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.
KPMG LLP
Dallas, Texas
March 1, 2011

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
     The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2010 was as follows:

		Transfer Agent
		and Registrar
Year ended December 31,	Trustee’s Fees	Fees
2008	$155,432	$6,391
2009	155,431	6,096
2010	155,430	5,291
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
     No Units are authorized for issuance under any form of equity compensation plan.
Unit Ownership of Certain Beneficial Owners
     As of February 25, 2011, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.
Unit Ownership of Management
     Neither BP Alaska, Standard Oil, nor BP owns any Units. No Units are owned by The Bank of New York Mellon Trust Company, N.A., as Trustee or in its individual capacity, or by BNY Mellon Trust of Delaware), as co-trustee or in its individual capacity.

Changes in Control
     The Trustee knows of no arrangement, including the pledge of Units, the operation of which may at a subsequent date result in a change in control of the Trust.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     There has been no transaction by the Trust since the beginning of 2010, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.
     The Trust has no independent directors. See Item 10 above.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended December 31, 2010 and 2009 are:

	2010	2009
Audit	$154,788	$151,216
Audit related	20,000	20,000
Tax	200,000	200,000
Other	—	—

	$374,788	$371,216

     The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) FINANCIAL STATEMENTS
     The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2010 and 2009
Statements of Cash Earnings and Distributions for the years ended December 31, 2010, 2009 and 2008
Statements of Changes in Trust Corpus for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements
(b) FINANCIAL STATEMENT SCHEDULES
     All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 18, 2011.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

March 1, 2011
     The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2*	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 18, 2011.

*	Filed herewith.