Form 10-Q
period 2011-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2011-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10243
BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., 919 Congress Ave., Austin, TX	78701

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (512) 236-6565
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
     As of May 9, 2011, 21,400,000 Units of Beneficial Interest were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
BP Prudhoe Bay Royalty Trust
Statements of Assets, Liabilities and Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(In thousands, except unit data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,045	$1,001

Total assets	$1,045	$1,001

Liabilities and Trust Corpus
Accrued expenses	$576	$139
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	469	862

Total liabilities and trust corpus	$1,045	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Cash Earnings and Distributions
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands, except unit data)

	Three Months Ended
	March 31,
	2011	2010

Royalty revenues	$51,661	$48,021
Litigation expense reimbursement (Note 5)	—	1,705
Interest income	—	1

Less: Trust administrative expenses	(86)	(202)

Cash earnings	$51,575	$49,525

Cash distributions (Note 5)	$51,531	$77,295

Cash distributions per unit	$2.4080	$3.6119

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Statements of Changes in Trust Corpus
(Prepared on a modified basis of cash receipts and disbursements)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Trust corpus at beginning of period	$862	$32,273
Cash earnings	51,575	49,525
(Increase) in accrued expenses	(437)	(128)
Cash distributions	(51,531)	(77,295)
Amortization of royalty interest (Note 3)	—	(503)

Trust corpus at end of period	$469	$3,872

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2011
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

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2011
expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years commencing after 2010 are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain force majeure events).
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
While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2011 and December 31, 2010, and the modified cash earning and distributions and changes in Trust corpus for the three-month periods ended March 31, 2011 and 2010. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.
As of March 31, 2011 and December 31, 2010, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.
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

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2011
These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
(3)	Royalty Interest

At inception in February 1989, the Royalty Interest held by the Trust had a carrying value of $535,000 (in thousands). In accordance with generally accepted accounting principles, the Trust amortized the value of the Royalty Interest based on the units of production method. Such amortization was charged directly to the Trust corpus, and did not affect cash earnings. In addition, the Trust periodically evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized impairment losses for the difference between the carrying value and the estimated fair value of the Royalty Interest. By December 31, 2010, the Trust had recognized accumulated amortization of $359,473 and aggregate impairment write-downs of $175,527, reducing the carrying value of the Royalty Interest to zero.

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information, contact The Bank of New York Mellon Trust Company, N.A., Global Corporate Trust — Corporate

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2011
Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (512) 236-6565.
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

The royalty payments received by the Trust in January 2011 and 2010 with respect to the quarters ended December 31, 2010 and 2009 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2010 and 2009, respectively. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during those quarters and royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

BP Prudhoe Bay Royalty Trust
Notes to Financial Statements (Unaudited)
(Prepared on a Modified Basis of Cash Receipts and Disbursements)
March 31, 2011

	Payment Received
	Jan. 2011	Jan. 2010
Royalty payment as calculated	$51,644	$47,862
Adjustment for previous quarter’s underpayment, plus accrued interest	16	159

Total payment received	$51,660	$48,021

(7)	Subsequent Event

On April 15, 2011 the Trust received a cash distribution of approximately $51,726,000 from BP Alaska with respect to the quarter ended March 31, 2011. On April 20, 2011, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $51,216,000 (approximately $2.39 per Unit) to Unit holders of record on April 15, 2011.

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
The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.
In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2010 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.
Liquidity and Capital Resources
The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2010 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD — Reserve Estimates” in Part I, Item 1 of the 2010 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2010 Annual Report.
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
As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2010 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.
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
Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST — Trust Property” and “THE ROYALTY INTEREST” in the 2010 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.
Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2011 and 2010, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2010 and 2009, respectively.
The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2011 and 2010 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
	Is Based on						Average	Average
Royalty	Data for	Average		Cost	Adjusted	Average	Per	Net
Payment	Quarter	WTI	Chargeable	Adjustment	Chargeable	Production	Barrel	Production
in Month	Ended	Price	Costs	Factor	Costs	Taxes	Royalty	(mb/d)
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5
Jan 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3
“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2009 and 2010. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.
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
The Quarterly Distributions received by the Trust from BP Alaska in January 2011 and 2010 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2010 and 2009, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2011 and 2010 reflect the amounts of the adjustments with respect to the earlier fiscal periods.
Three Months Ended March 31, 2011 Compared to
Three Months Ended March 31, 2010
Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2009 to the fourth quarter of 2010 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2010 and 2011. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first quarter of 2010 to the first quarter of 2011

		Increase (decrease)
	3 Months			3 Months
	Ended			Ended
	12/31/2010	Amount	Percent	12/31/2009
Average WTI Price	$85.09	$9.19	12.1	$75.90
Adjusted Chargeable Costs	$24.43	$2.36	10.7	$22.07
Average Production Taxes	$22.70	$4.06	21.8	$18.64
Average Per Barrel Royalty	$37.96	$2.77	7.9	$35.19
Average net production	95.5	(3.8)	(3.8)	99.3
(mb/d)
The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $13.25 in 2009 to $14.50 in 2010. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. Production Taxes, however, increased at almost double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The modest decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase (decrease)
	3 Months Ended			3 Months Ended
	3/31/2011	Amount	Percent	3/31/2010
	(Dollar amounts in thousands)
Royalty revenues	$51,661	$3,640	7.6	$48,021
Cash earnings	$51,575	$2,050	4.1	$49,525
Cash distributions	$51,531	$(25,764)	(33.3)	$77,295
Administrative expenses	$86	$(116)	(57.4)	$202
Cash distributions in the three months ended March 31, 2010 include the amount received by the Trust in settlement of claims related to the August 2006 shutdown of the Prudhoe Bay field (see Note 5 of Notes to Financial Statements (Unaudited) in Item 1. The period-to-period decrease in administrative expenses is due primarily to diminishing legal fees and expenses resulting from litigation and other issues related to the temporary shutdown of the Prudhoe Bay field in August 2006.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors
There have been no material changes in risk factors disclosed in the 2010 Annual Report that are known to the Trustee.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
     (a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).
     (b) Not applicable.
Item 6. Exhibits.
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99	Report of Miller and Lents, Ltd., dated February 18, 2011.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST
By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.,
as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

Date: May 10, 2011
The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit	Exhibit
No.	Description
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

Exhibit	Exhibit
No.	Description
32*	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 18, 2011. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

*	Filed herewith.

2