Form 10-Q
period 2011-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2011-08-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of August 8, 2011, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets

Cash and cash equivalents (Note 2)	$1,000	$1,001

Total assets	$1,000	$1,001

Liabilities and Trust Corpus

Accrued expenses	$360	$139

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	640	862

Total liabilities and trust corpus	$1,000	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Royalty revenues	$51,726	$47,136	$103,387	$95,157
Litigation expense reimbursement (Note 5)	—	—	—	1,705
Interest income	1	—	1	1

Less: Trust administrative expenses	(556)	(330)	(642)	(532)

Cash earnings	$51,171	$46,806	$102,746	$96,331

Cash distributions (Note 5)	$51,216	$48,511	$102,747	$125,806

Cash distributions per unit	$2.3933	$2.2669	$4.8013	$5.8788

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Trust corpus at beginning of period	$469	$3,872	$862	$32,273
Cash earnings	51,171	46,806	102,746	96,331
(Increase) decrease in accrued expenses	216	(291)	(221)	(419)
Cash distributions	(51,216)	(48,511)	(102,747)	(125,806)
Amortization of royalty interest (Note 3)	—	(502)	—	(1,005)

Trust corpus at end of period	$640	$1,374	$640	$1,374

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2011

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

June 30, 2011

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2011 and December 31, 2010, and the modified cash earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2011 and 2010. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2011 and December 31, 2010, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

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

June 30, 2011

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(3)	Royalty Interest

At inception in February 1989, the Royalty Interest held by the Trust had a carrying value of $535,000,000. In accordance with generally accepted accounting principles, the Trust amortized the value of the Royalty Interest based on the units of production method. Such amortization was charged directly to the Trust corpus, and did not affect cash earnings. In addition, the Trust periodically evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized impairment losses for the difference between the carrying value and the estimated fair value of the Royalty Interest. By December 31, 2010, the Trust had recognized accumulated amortization of $359,473,000 and aggregate impairment write-downs of $175,527,000, reducing the carrying value of the Royalty Interest to zero.

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information, contact The Bank of New York Mellon Trust Company, N.A.,

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2011

Global Corporate Trust – Corporate Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (512) 236-6565.

(5)	Claims Settlement and Litigation Expense Reimbursement

In May 2009 the Trustee entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field in August 2006 following oil spills and to compromise any claims that the Trust and past, present and future holders of Trust Units might have had relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska paid approximately $29,469,000 into an interest-bearing escrow account pending final dismissal of certain litigation and court approval of the settlement agreement. In December 2009, the settlement amount and accrued interest, totaling approximately $29,474,000, was released from escrow and paid to the Trust. This amount, together with BP Alaska’s royalty payment with respect to the quarter ended December 31, 2009, was distributed to Unit holders in January 2010.

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2011

	Payment Received
	Jan. 2011	Jan. 2010
	(In thousands)
Royalty payment as calculated	$51,644	$47,862
Adjustment for previous quarter’s underpayment, plus accrued interest	16	159

Total payment received	$51,660	$48,021

(7)	Subsequent Event

On July 15, 2011 the Trust received a cash distribution of approximately $56,753,000 from BP Alaska with respect to the quarter ended June 30, 2011. On July 20, 2011, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $56,476,000 (approximately $2.64 per Unit) to Unit holders of record on July 18, 2011.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This report contains forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact). Words such as “anticipate,” “expect,” “believe,” “intend,” “plan” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, economic activity, domestic and international political events and developments, legislation and regulation, and certain changes in expenses of the Trust.

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), as amended and supplemented in Part II, Item 1A of this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

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

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2010 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2010 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2010 Annual Report.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2010 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three and six-month periods ended June 30, 2011 and 2010, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2011 and 2010, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2011 and 2010 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)

Apr 2011	03/31/2011	$94.12	$16.60	1.704	$28.29	$26.10	$39.74	88.0
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5

Apr 2010	03/31/2010	$78.59	$14.50	1.669	$24.20	$18.96	$35.43	93.7
Jan 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2011 and 2010 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2010 and 2009, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-month periods ended June 30, 2011 and 2010 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2011 Compared to

Three Months Ended June 30, 2010

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2010 to the first quarter of 2011 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2010 and 2011. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2010 to the second quarter of 2011

		Increase (decrease)
	3 Months Ended 3/31/2011	Amount	Percent	3 Months Ended 3/31/2010

Average WTI Price	$94.12	$15.53	19.8	$78.59
Adjusted Chargeable Costs	$28.29	$4.09	16.9	$24.20
Average Production Taxes	$26.10	$7.14	37.7	$18.96
Average Per Barrel Royalty	$39.74	$4.31	12.2	$35.43
Average net production (mb/d)	88.0	(5.7)	(6.1)	93.7

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $14.50 in 2010 to $16.60 in 2011. The Cost Adjustment Factor increased 2.1% between the two periods due to inflation. Production Taxes, however, increased at almost double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase
	3 Months Ended 6/30/2011	Amount	Percent	3 Months Ended 6/30/2010
	(Dollar amounts in thousands)

Royalty revenues	$51,726	$4,590	9.7	$47,136
Cash earnings	$51,171	$4,365	9.3	$46,806
Cash distributions	$51,216	$2,705	5.6	$48,511
Administrative expenses	$556	$226	68.5	$330

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2011, compared to the first quarter of 2010. The average increase in WTI Prices, however, was offset by proportionately greater increases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2011 Compared to

Six Months Ended June 30, 2010

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two table shows the changes from the six months ended March 31, 2010 to the six months ended March 31, 2011 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2010 to the first six months of 2011.

		Increase (decrease)
	6 Months Ended 3/31/2011	Amount	Percent	6 Months Ended 3/31/2010

Average WTI Price	$89.61	$12.36	16.0	$77.25
Adjusted Chargeable Costs	$26.36	$3.23	13.9	$23.14
Average Production Taxes	$24.40	$5.60	29.8	$18.80
Average Per Barrel Royalty	$38.85	$3.54	10.0	$35.31
Average Net Production (mb/d)	91.8	(4.8)	(4.9)	96.5

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $14.50 in 2010 to $16.60 in 2011. The Cost Adjustment Factor between the two periods reflected an increase in the rate of inflation during the first quarter of 2011. Production Taxes increased at almost double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase (decrease)
	6 Months Ended 6/30/2011	Amount	Percent	6 Months Ended 6/30/2010
	(Dollar amounts in thousands)

Royalty revenues	$103,387	$8,230	8.6	$95,157
Cash earnings	$102,746	$6,415	6.7	$96,331
Cash distributions	$102,747	$(23,059)	(18.3)	$125,806
Administrative expenses	$642	$110	20.7	$532

The period-to-period increases in royalty revenues and cash earnings are due to the higher average WTI Prices that prevailed in the six months ended March 31, 2011, compared to the six months ended March 31, 2010. Cash distributions in the six months ended June 30, 2010 include the $29,474,000 settlement received from BP Alaska in December 2009 and paid to Unit holders in January 2010. See Note 5 of Notes to Financial Statements in Item 1. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

The following information amends and supplements the risk factor captioned “Construction of a proposed gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field” in Item 1A of the 2010 Annual Report.

On May 17, 2011 Denali – The Alaska Gas Pipeline, LLC (the joint venture of BP and ConocoPhillips) announced that it was ending its North Slope gas pipeline project because its open season efforts had not resulted in the customer commitments necessary to continue the work. Denali stated that it would withdraw its Federal Energy Regulatory Commission pre-file application and close out its operations. On the same day, a spokesman for TransCanada Corporation announced that the company and ExxonMobil Corporation remain committed to their joint natural gas pipeline project, but that “a lot of negotiations remain, including talks between TransCanada and oil and gas producers in Alaska over terms of a pipeline shipping agreement, and talks between producers and the state of Alaska over production taxes and incentives.”

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

Date: August 8, 2011

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