Form 10-Q
period 2011-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2011-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,000	$1,001

Total assets	$1,000	$1,001

Liabilities and Trust Corpus

Accrued expenses	$307	$139

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	693	862

Total liabilities and trust corpus	$1,000	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Royalty revenues	$56,752	$45,462	$160,139	$140,619
Litigation expense reimbursement (Note 5)	—	—	—	1,705
Interest income	—	1	1	2

Less: Trust administrative expenses	(276)	(621)	(918)	(1,153)

Cash earnings	$56,476	$44,842	$159,222	$141,173

Cash distributions (Note 5)	$56,476	$44,841	$159,223	$170,647

Cash distributions per unit	$2.6391	$2.0954	$7.4403	$7.9742

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trust corpus at beginning of period	$640	$1,374	$862	$32,273
Cash earnings	56,476	44,842	159,222	141,173
(Increase) decrease in accrued expenses	53	436	(168)	17
Cash distributions	(56,476)	(44,841)	(159,223)	(170,647)
Amortization of royalty interest (Note 3)	—	(502)	—	(1,507)

Trust corpus at end of period	$693	$1,309	$693	$1,309

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2011

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

September 30, 2011

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2011 and December 31, 2010, and the modified cash earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2011 and 2010. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2011 and December 31, 2010, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

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

September 30, 2011

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

September 30, 2011

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

The royalty payments received by the Trust in January and July 2011 and January 2010 with respect to the quarters ended June 30 and December 31, 2010 and December 31, 2009 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2010 and 2009, respectively, and overpayment of the royalties due with respect to the quarter ended March 31, 2011. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during those quarters and royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data were not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below:

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2011

	Payment Received
	Jul. 2011	Jan. 2011	Jan. 2010
	(In thousands)
Royalty payment as calculated	$56,784	$51,644	$47,862
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	(32)	16	159

Total payment received	$56,752	$51,660	$48,021

(7)	Subsequent Event

On October 17, 2011 the Trust received a cash distribution of approximately $42,186,000 from BP Alaska with respect to the quarter ended September 30, 2011. On October 19, 2011, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $41,869,000 (approximately $1.96 per Unit) to Unit holders of record on October 17, 2011.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three and nine-month periods ended September 30, 2011 and 2010, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2011 and 2010, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2011 and 2010 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2011	06/30/2011	$102.58	$16.60	1.740	$28.88	$31.48	$42.21	90.1
Apr 2011	03/31/2011	$94.12	$16.60	1.704	$28.29	$26.10	$39.74	88.0
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5

Jul 2010	06/30/2010	$77.96	$14.50	1.680	$24.36	$18.59	$35.01	86.8
Apr 2010	03/31/2010	$78.59	$14.50	1.669	$24.20	$18.96	$35.43	93.7
Jan 2010	12/31/2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19	99.3

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

The Quarterly Distributions received by the Trust from BP Alaska in July and January 2011 and January 2010 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2010 and 2009, respectively, and overpayment of royalties due to the Trust with respect to the quarter ended March 31, 2011. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2011 and 2010 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2011 Compared to

Three Months Ended September 30, 2010

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2010 to the second quarter of 2011 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2010 and 2011. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2010 to the third quarter of 2011

		Increase (decrease)
	3 Months Ended 6/30/2011	Amount	Percent	3 Months Ended 6/30/2010
Average WTI Price	$102.58	$24.62	31.6%	$77.96
Adjusted Chargeable Costs	$28.88	$4.52	18.6%	$24.36
Average Production Taxes	$31.48	$12.89	69.3%	$18.59
Average Per Barrel Royalty	$42.21	$7.20	20.6%	$35.01
Average net production (mb/d)	90.1	3.3	3.8%	86.8

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

		Increase
	3 Months Ended 9/30/2011	Amount	Percent	3 Months Ended 9/30/2010
	(Dollar amounts in thousands)
Royalty revenues	$56,752	$11,290	24.8%	$45,462
Cash earnings	$56,476	$11,634	25.9%	$44,842
Cash distributions	$56,476	$11,635	25.9%	$44,841
Administrative expenses	$276	$(345)	(55.6%)	$621

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the second quarter of 2011, compared to the second quarter of 2010. The average increase in WTI Prices, however, was offset by proportionately greater increases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2011 Compared to

Nine Months Ended September 30, 2010

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarters of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two table shows the changes from the nine months ended June 30, 2010 to the nine months ended June 30, 2011 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2010 to the first nine months of 2011.

		Increase (decrease)
	9 Months Ended 6/30/2011	Amount	Percent	9 Months Ended 6/30/2010
Average WTI Price	$93.93	$16.45	21.2%	$77.48
Adjusted Chargeable Costs	$27.20	$3.66	15.5%	$23.54
Average Production Taxes	$26.76	$8.03	42.9%	$18.73
Average Per Barrel Royalty	$39.97	$4.76	13.5%	$35.21
Average Net Production (mb/d)	91.2	(2.1)	(2.3%)	93.3

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $14.50 in 2010 to $16.60 in 2011. The Cost Adjustment Factor between the two periods reflected an increase of approximately 2.1% in the rate of inflation in each of the first and second quarters of 2011. Production Taxes increased at approximately double the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase (decrease)
	9 Months Ended 9/30/2011	Amount	Percent	9 Months Ended 9/30/2010
	(Dollar amounts in thousands)
Royalty revenues	$160,139	$19,520	13.9%	$140,619
Cash earnings	$159,222	$18,049	12.8%	$141,173
Cash distributions	$159,223	$(11,424)	(6.7%)	$170,647
Administrative expenses	$918	$(235)	(20.4%)	$1,153

The period-to-period increases in royalty revenues and cash earnings are due to the higher average WTI Prices that prevailed in the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010. Cash distributions in the nine months ended September 30, 2010 include the $29,474,000 settlement received from BP Alaska in December 2009 and paid to Unit holders in January 2010. See Note 5 of Notes to Financial Statements in Item 1. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

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

There have been no material changes known to the Trustee in the risk factors described in Item 1A of the 2010 Annual Report, as amended by Item 1A, Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

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

Date: November 9, 2011

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