Form 10-K
period 2011-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2012-02-29
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE 919 CONGRESS AVE. AUSTIN, TEXAS	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 236-6565

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $2,389,524,000.

As of February 29, 2012, 21,400,000 Units of Beneficial Interest were outstanding.

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

Effective as of December 15, 2010, The Bank of New York Mellon (“BNYM”) resigned as trustee under the Trust Agreement and BP Alaska appointed The Bank of New York Mellon Trust Company, N.A. (the “Trust Company”) to succeed BNYM as trustee. The Trust Company accepted its appointment and assumed all rights, titles, duties, powers and authority formerly held and exercised by BNYM under the Trust Agreement. The corporate trust office of the Trust Company (which we refer to hereafter as the “Trustee”) at which the affairs of the Trust are administered is located at 919 Congress Avenue, Austin, Texas 78701 and its telephone number at that address is (512) 236-6565.

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

The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://www.businesswire.com/portal/site/home/news/company?vnsId=41701. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Suite 500, Austin, TX 78701, Attention: Global Corporate Trust – Corporate Finance; by telephone to: (800) 852-1422; or by e-mail to: sarah.newell@bnymellon.com.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $12.75 during 2007, $13.00 during 2008, $13.25 during 2009, $14.50 during 2010 and $16.60 during 2011. Chargeable Costs for 2012 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel	Calendar year	Chargeable Costs per barrel

2012	$16.70	2017	$17.20
2013	16.80	2018	20.00
2014	16.90	2019	23.75
2015	17.00	2020	26.50
2016	17.10

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes(1)	Average Per Barrel Royalty
Calendar 2007:
4th Qtr 2006	$60.17	$12.50	1.552	$19.39	$9.31	$31.46
1st Qtr 2007	58.17	12.75	1.567	19.98	8.66	29.54
2nd Qtr 2007	65.00	12.75	1.601	20.42	10.59	34.00
3rd Qtr 2007	75.29	12.75	1.601	20.42	14.45	40.42

Calendar 2008:
4th Qtr 2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
1st Qtr 2008	97.78	13.00	1.630	21.19	33.58	43.01
2nd Qtr 2008	124.34	13.00	1.668	21.68	52.37	50.29
3rd Qtr 2008	118.69	13.00	1.687	21.93	48.18	48.58

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes(1)	Average Per Barrel Royalty
Calendar 2009:
4th Qtr 2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35
1st Qtr 2009	43.20	13.25	1.634	21.65	5.43	16.13
2nd Qtr 2009	59.74	13.25	1.647	21.82	11.03	26.89
3rd Qtr 2009	68.13	13.25	1.662	22.02	14.57	31.54

Calendar 2010:
4th Qtr 2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19
1st Qtr 2010	78.59	14.50	1.669	24.20	18.96	35.43
2nd Qtr 2010	77.96	14.50	1.680	24.36	18.59	35.01
3rd Qtr 2010	76.04	14.50	1.681	24.37	17.43	34.23

Calendar 2011:
4th Qtr 2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96
1st Qtr 2011	94.12	16.60	1.704	28.29	26.10	39.74
2nd Qtr 2011	102.58	16.60	1.740	28.88	31.48	42.21
3rd Qtr 2011	89.52	16.60	1.744	28.96	22.69	37.87

(1)	Production Taxes for the fourth quarter of 2007 reflect the effect of the 2006 Amendments of the Production Tax Statutes. Production Taxes for the first quarter of 2008 and subsequent periods reflect the application of ACES.
(2)	Dollar amounts in the table have been rounded to two decimal places for presentation and do not reflect the precision of the actual calculations.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2011 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2011, approximately 11.35 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2011 there were about 1,133 active producing oil wells, 33 gas reinjection wells, 170 water injection wells and 21 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2011 were: 57 in 2009, 56 in 2010 and 38 in 2011. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 232 barrels per day in 2007, 232 barrels per day in 2008, 243 barrels per day in 2009, 211 barrels per day in 2010 and 204 barrels per day in 2011.

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

	Oil		Condensate
Calendar year	Total field	Net to 1989 Working Interests	Total field	Net to 1989 Working Interests

	(thousand barrels per day)

2007 (a)	184.1	81.6	77.9	9.4
2008	192.7	85.4	69.4	8.4
2009	189.1	83.9	63.0	7.6
2010	183.9	81.6	59.0	7.1
2011	180.3	80.0	50.8	6.2

(a)	2007 production figures reported in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 have been revised to reflect actual production for the year.

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 583 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2011 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2012 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2011 were 82.304 million barrels of oil and condensate, of which 73.476 million barrels are proved developed reserves2 and 8.828 million barrels are proved undeveloped reserves3. Approximately 1.6 million barrels (net) of proved undeveloped reserves allocated to the Trust were converted into proved developed reserves during 2011 and approximately 0.6 million barrels (net) of proved undeveloped reserves allocated to the Trust were added during 2011 as a result of planned projects and debottlenecking activity. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2011. To the extent that the estimated volumes of proved undeveloped reserves include reserves the development of which is scheduled to commence after five years, the inclusions are based on a development plan which calls for drilling wells over an extended period of time

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

given the magnitude of the development. BP has a historical record of completing comparable projects. Based on the 2011 twelve-month average WTI Price4 of $96.19 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2011 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $2,460.5 million, with a present value of $1,433.1 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves, David MacDonald, is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has over 25 years of diversified industry experience with the past eight spent managing the governance and compliance of BP’s reserves estimation. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and vice-chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field. The engineering staff members assigned to the Trust project are all university graduates, with degrees in petroleum engineering and/or advanced degrees in petroleum or chemical engineering. All are licensed professional engineers with over 20 years of diversified experience, including at least 10 years of experience with the Trust. A copy of the February 15, 2012 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2009, 2010 and 2011. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the 2011 twelve-month average WTI Price of $96.19 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2027. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate after that year; however, for the economic conditions and production forecast as of December 31, 2011 the Per Barrel Royalty will be zero following the year 2027.

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

Widely Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon Trust Company, N.A., Global Corporate Trust – Corporate Finance, 919 Congress Avenue, Suite 500, Austin, TX 78701, telephone number (512) 236-6565.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2027. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2011, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.

•	Construction of a gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field.

The construction of a natural gas pipeline to bring natural gas from the North Slope to the U.S. market would make it economical to extract natural gas from the Prudhoe Bay field and transport it to the lower 48 states for sale. Currently, natural gas released by pumping oil is reinjected into the ground, which helps to maintain reservoir pressure and facilitates extraction of oil from the field. Extraction of natural gas from the Prudhoe Bay field would lower reservoir pressure, although carbon dioxide stripped out of the gas could be reinjected and other methods could be employed to mitigate the reduction. The lowering of the reservoir pressure could accelerate the decline in production from the 1989 Working Interests and the time at which royalty payments to the Trust would cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the 1989 Working Interests, the Unit holders would not realize any offsetting benefit from natural gas production from the Prudhoe Bay field.

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. Two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) have been issued a license by the state of Alaska under the Alaska Gasline Inducement Act (“AGIA”) to construct a large-diameter natural gas pipeline from the North Slope. Under the license, the state will provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission (“FERC”) and Canadian authorities. TransCanada and affiliates of ExxonMobil have combined to promote a joint venture named the “Alaska Pipeline Project.” The Alaska Pipeline Project contemplates a large-diameter pipeline extending from the North Slope through Alaska, and then into Canada through the Yukon Territory and British Columbia to the existing Alberta Storage Hub. The Alaska Pipeline Project proposal also includes an alternative pipeline route that would extend from the North Slope to a third-party liquefied natural gas terminal near Valdez, Alaska.

The Alaska Pipeline Project has held open seasons, in accordance with FERC regulations, seeking customers to make long-term firm transportation commitments to its project and is conducting technical and engineering studies in order to advance the design and construction plans for project facilities. The Alaska Pipeline Project has indicated that it continues to actively work toward filing major permit applications with FERC and the Northern Pipeline Agency in 2012 by conducting environmental, regulatory and land field studies and other work required to secure permits.

There is no assurance that the Alaska Pipeline Project will move from the development stage to licensing and construction of a pipeline. On May 17, 2011, Denali – The Alaska Gas Pipeline, LLC (“Denali”), a joint venture of BP and ConocoPhillips, announced that it was ending its North Slope gas pipeline project because its open season efforts had not resulted in the customer commitments necessary to continue the work. Denali stated that it would withdraw its FERC pre-file application and close out its operations. On the same day, a spokesman for TransCanada announced that the company and ExxonMobil Corporation remain committed to their joint natural gas pipeline project, but that “a lot of negotiations remain, including talks between TransCanada and oil and gas producers in Alaska over terms of a pipeline shipping agreement, and talks between producers and the state of Alaska over production taxes and incentives.”

If the TransCanada project is successful, gas could commence flowing from the North Slope to market in the lower 48 states within eight to ten years.

•	Royalty Production from the Prudhoe Bay field may have been adversely affected by the recent changes to the Alaska Production Tax Statutes.

The 2007 adoption of ACES (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it has caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminates or reduces many deductions and credits permitted under the 2006 Amendments. Since 2007, BP Alaska’s spending on production adding activity, adjusted for inflation, has been flat to declining.

•

Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which have been volatile in recent years, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. These fluctuations were especially pronounced during 2008 and 2009. In 2011 the WTI average price of about $96 per barrel, although short of breaking its record annual average price set in 2008, was still up $15 a barrel over 2010. The WTI price increase was moderated over the past year as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market where most WTI is refined. With these new oil flows from Canada and the United States, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, has become oversupplied, keeping the price of WTI crude oil for much of the year at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI was more likely to trade at a premium to Brent. In early 2011, the discount grew as wide as $19 per barrel and reached a record of $29.70 per barrel on September 22, 2011.

However, between October and November, 2011, the WTI spot price increased $23 per barrel while the price of Brent crude oil was up only about $7 per barrel. As a result, the WTI-Brent crude oil price difference narrowed to under $10 per barrel. The increase in the WTI spot price was due in part to indications that constraints on transportation of crude oil out of the U.S. Midwest market were easing. Currently, the market relies on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. On November 16, 2011, ConocoPhillips announced it was selling its 50% share of the Seaway crude oil pipeline, which links markets in the Houston area with oil storage facilities near Cushing, to Enbridge, Inc. Enbridge and Enterprise Products Partners, the other joint owner of Seaway, announced that it intended to reverse oil flows to run north to south. Historically, pipelines have flowed from the Gulf Coast to Cushing. It is anticipated that the reverse flow will begin before June 1, 2012. The proposed reversed Seaway Pipeline is initially planned to transport up to 150,000 barrels per day of crude oil from Cushing to the Gulf Coast, with plans to increase capacity to 400,000 barrels per day by 2013. The ability to ship crude oil out of Cushing via pipeline, while not eliminating delays in moving WTI crude oil to other markets, is expected to allow WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). As a result, the price of WTI may be brought more in line with prices for other crude oils trading on the global markets.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

Recent moves in crude oil prices have been affected by many factors, including changes in demand by oil-consuming countries, the actions of OPEC to control production by members of the cartel, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, psychological and economic factors including, most recently, the global economic recession, political turmoil in North Africa and the Middle East and increasing tensions in the Persian Gulf over Iran’s nuclear program. Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2009 and 2010 and 2011, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

ITEM 2.	PROPERTIES

Reference is made to Item 1 for the information required by this item.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2011.

	High	Low	Distributions Per Unit
2010:
First Quarter	$98.79	$80.45	$3.612
Second Quarter	105.89	85.01	2.267
Third Quarter	103.59	86.79	2.095
Fourth Quarter	129.41	100.16	2.021

2011:
First Quarter	$131.49	$100.76	$2.408
Second Quarter	124.49	103.30	2.393
Third Quarter	117.72	100.51	2.639
Fourth Quarter	116.39	96.18	1.956

As of February 24, 2012, 21,400,000 Units were outstanding and were held by 465 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2011.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2011	2010	2009	2008	2007

	(in thousands, except per Unit amounts)

Royalty revenues	$202,325	184,042	130,014	252,298	177,318

Litigation expense reimbursement	$—	1,705	—	—	—

Settlement revenue	$—	—	29,474	—	—

Interest income	$1	2	4	33	81

Trust administration expenses	$(1,217)	(1,338)	(1,459)	(1,797)	(1,687)

Cash earnings	$201,109	184,411	158,033	250,534	175,712

Cash distributions	$201,092	213,885	128,575	250,525	175,713

Cash distributions per unit	$9.397	9.995	6.008	11.707	8.211

	December 31
	2011	2010	2009	2008	2007

	(dollar amounts in thousands)

Trust corpus	$890	862	32,273	4,757	6,592

Total assets	$1,018	1,001	32,484	5,035	7,035

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Item 1 for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Item 1.

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2009, 2010 and 2011. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2010 and 2011 and the period of 2012 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2012 will depend on WTI Prices prevailing during the remainder of the year.

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

2011 compared to 2010

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

		Increase (decrease)
	12 Months Ended 9/30/2011	Amount	Percent	12 Months Ended 9/30/2010

Average WTI Price	$92.82	$15.70	20.4	$77.12
Adjusted Chargeable Costs	$27.64	$3.89	16.4	$23.75
Average Production Taxes	$25.74	$7.34	39.9	$18.41
Average Per Barrel Royalty	$39.45	$4.48	12.8	$34.97
Average net royalty production (mb/d)	85.4	(2.3)	(2.6)	87.7

Average WTI prices rose 20.4% during the twelve months ended September 30, 2011, as compared to the preceding twelve-month period, fluctuating between a low average price of $81.89 during October 2010 and a high average price of $109.53 during April 2011 before receding to an average of $85.52 in September 2011. The scheduled increase in Chargeable Costs from $14.50 in calendar 2010 to $16.60 in calendar 2011 was the principal cause of the increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2011. The increase in Production Taxes during the twelve-month period was primarily due to the increase in Average WTI Price, which resulted in a higher average monthly production tax per barrel (see “THE ROYALTY INTEREST — Production Taxes” in Item 1).

		Increase (decrease)
	Year Ended 12/31/2011	Amount	Percent	Year Ended 12/31/2010
	(In thousands)
Royalty revenues	$202,325	$18,283	9.9	$184,042
Cash earnings	$201,109	$16,698	9.1	$184,411
Cash distributions	$201,092	($12,793)	(6.0)	$213,885
Administrative expenses	$1,217	($121)	(9.0)	$1,338
Trust corpus at year end	$890	$28	3.2	$862

The increase in average WTI Prices during the twelve months ended September 30, 2011 had a corresponding effect on royalty revenues for the twelve months ended December 31, 2011. Despite this increase in royalty revenues, there was a decrease in cash distributions for the twelve months ended December 31, 2011 due to the distribution to Unit holders in January of 2010 of approximately $29,469,000 under the May 2009 settlement agreement between the Trustee and BP Alaska relating to the August 2006 shutdown of the Prudhoe Bay field (see Note 7 of Notes to Financial Statements in Item 8).

2010 compared to 2009

		Increase (decrease)
	12 Months Ended 9/30/2010	Amount	Percent	12 Months Ended 9/30/2009

Average WTI Price	$77.12	$19.85	34.7	$57.28
Adjusted Chargeable Costs	$23.75	$2.06	9.5	$21.69
Average Production Taxes	$18.41	$7.79	73.4	$10.61
Average Per Barrel Royalty	$34.97	$9.99	40.0	$24.98
Average net royalty production (mb/d)	87.7	0.7	0.8	87.0

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

		Increase (decrease)
	Year Ended 12/31/2010	Amount	Percent	Year Ended 12/31/2009
	(In thousands)
Royalty revenues	$184,042	$54,028	41.6	$130,014
Cash earnings	$184,411	$26,378	16.7	$158,033
Cash distributions	$213,885	$85,310	66.4	$128,575
Administrative expenses	$1,338	($121)	(8.3)	$1,459
Trust corpus at year end	$862	($31,411)	(97.3)	$32,273

The increase in average WTI Prices during the twelve months ended September 30, 2010 had a corresponding effect on royalty revenues for the twelve months ended December 31, 2010. The decrease in trust administrative expenses during the year ended December 31, 2010 is principally due to declining legal fees and expenses due to the settlement by the Trust in 2009 of legal claims relating to the August 2006 shutdown of the Prudhoe Bay field. The decrease in trust corpus at year end reflects the distribution in January 2010 of the settlement payment received by the Trust in December 2009 (see Note 7 of Notes to Financial Statements in Item 8), and annual amortization of the royalty interest (see Note 3 of Notes to Financial Statements in Item 8).

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2011 and 2010, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2011 and 2010 and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2011, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 29, 2012

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2011 and 2010, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

KPMG LLP

Dallas, Texas

February 29, 2012

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2011	December 31, 2010

Assets

Cash and cash equivalents (Note 2)	$1,018	$1,001

Total assets	$1,018	$1,001

Liabilities and Trust Corpus

Accrued expenses	$128	$139

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	890	862

Total liabilities and trust corpus	$1,018	$1,001

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2011	2010	2009

Royalty revenues	$202,325	$184,042	$130,014

Litigation expense reimbursement (Note 7)	—	$1,705	—

Settlement revenue (Note 7)	—	—	29,474

Interest income	1	2	4

Less: Trust administrative expenses	(1,217)	(1,338)	(1,459)

Cash earnings	$201,109	$184,411	$158,033

Cash distributions	$201,092	$213,885	$128,575

Cash distributions per unit	$9.397	$9.995	$6.008

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2011	2010	2009

Trust corpus at beginning of year	$862	$32,273	$4,757

Cash earnings	201,109	184,411	158,033

Decrease in accrued expenses	11	72	67

Cash distributions	(201,092)	(213,885)	(128,575)

Amortization of royalty interest	—	(2,009)	(2,009)

Trust corpus at end of year	$890	$862	$32,273

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

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

December 31, 2011

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2011 and 2010, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2011, 2010 and 2009. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2011 and 2010, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

(3)	Royalty Interest

At inception in February 1989, the Royalty Interest held by the Trust had a carrying value of $535,000,000. In accordance with generally accepted accounting principles, the Trust amortized the value of the Royalty Interest based on the units of production method. Such amortization was charged directly to the Trust corpus, and did not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the years ended December 31, 2010 and 2009, was $0.38 and $0.38, respectively. In addition, the Trust periodically evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized impairment losses for the difference

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

between the carrying value and the estimated fair value of the Royalty Interest. By December 31, 2010, the Trust had recognized accumulated amortization of $359,473,000 and aggregate impairment write-downs of $175,527,000 reducing the carrying value of the Royalty Interest to zero.

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

December 31, 2011

(6)	Legal Expenses

The Trust incurred legal and other expenses as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses related to the Trust’s legal matters contributed materially to the Trust administrative expenses during 2009 and 2010.

(7)	Claims Settlement and Litigation Expense Reimbursement

In May 2009, the Trustee entered into a settlement agreement with BP Alaska to resolve certain issues related to the temporary shutdown of the Prudhoe Bay field in August 2006 following oil spills and to compromise any claims that the Trust and past, present and future holders of Trust Units might have had relating to conduct by BP Alaska that may have resulted in a reduction of the royalty payments received by the Trust in 2006, 2007 and 2008. Under the settlement agreement, BP Alaska paid approximately $29,469,000 into an interest-bearing escrow account pending final dismissal of certain litigation and court approval of the settlement agreement. In December 2009, the settlement amount and accrued interest, totaling approximately $29,474,000, was released from escrow and paid to the Trust. This amount, together with BP Alaska’s royalty payment with respect to the quarter ended December 31, 2009 was distributed to Unit holders in January 2010.

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

(8)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2011, 2010 and 2009 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	2011 Payments Received
	January	April	July	October
Royalty payment as calculated	$51,645	$51,726	$56,783	$42,186
Adjustment for underpayment (overpayment), plus accrued interest	16	—	(31)	—

Net payment received	$51,661	$51,726	$56,752	$42,186

	2010 Payments Received
	January	April	July	October
Royalty payment as calculated	$47,862	$47,136	$45,462	$43,496
Adjustment for underpayment (overpayment), plus accrued interest	159	—	—	(73)

Net payment received	$48,021	$47,136	$45,462	$43,423

	2009 Payments Received
	January	April	July	October
Royalty payment as calculated	$34,481	$21,449	$36,051	$37,621
Adjustment for underpayment (overpayment), plus accrued interest	799	—	—	(387)

Net payment received	$35,280	$21,449	$36,051	$37,234

(9)	Subsequent Event

In January 2012, the Trust received a payment of $53,944,157 from BP Alaska. This payment consisted of $53,689,762, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2011, plus $254,395, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2011. On January 20, 2012, after deducting Trust administrative expenses, the Trustee distributed $53,845,195 to Unit holders of record on January 17, 2012.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands, except unit data):

	2011 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$51,661	$51,726	$56,752	$42,186
Interest income	—	1	—	—
Trust administrative expenses	(86)	(556)	(276)	(299)

Cash earnings	51,575	51,171	56,476	41,887
Cash distributions	51,531	51,216	56,476	41,869
Cash distributions per unit	2.4080	2.3933	2.6391	1.9565

	2010 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$48,021	$47,136	$45,462	$43,423
Litigation expense reimbursement	1,705	—	—	—
Interest income	1	—	1	—
Trust administrative expenses	(202)	(330)	(621)	(185)

Cash earnings	49,525	46,806	44,842	43,238
Cash distributions	77,295	48,511	44,841	43,238
Cash distributions per unit	3.6119	2.2669	2.0954	2.0205

	2009 Fiscal Quarter
	First	Second	Third	Fourth

Royalty revenues	$35,280	$21,449	$36,051	$37,234
Settlement revenue	—	—	—	29,474
Interest income	2	—	1	1
Trust administrative expenses	(269)	(224)	(746)	(220)

Cash earnings	35,013	21,225	35,306	66,489
Cash distributions	35,031	21,225	35,305	37,014
Cash distributions per unit	1.6369	0.9918	1.6498	1.7296

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

Pursuant to Statement of FASB ASC 932, Extractive Activities – Oil and Gas, the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows. The following information in this note with respect to the years ended December 31, 2009, 2010 and 2011 reflects the adoption of Securities Exchange Act Release No. 59192, Modernization of Oil and Gas Reporting which became effective for financial statements for fiscal years ending on or after December 31, 2009.

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2011 ($96.19 per barrel), 2010 ($79.43 per barrel) and 2009 ($61.18 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2011, 2010 and 2009, based on BP Alaska’s latest reserve estimate at such times, the 12-month average WTI prices for 2011, 2010 and 2009, were estimated to be 82, 78 and 68 million barrels, respectively (of which 73, 67 and 57 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2011, 2010 and 2009, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2011, 2010 and 2009 of $96.19, $79.43 and $61.18 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

	December 31,
	2011	2010	2009

Future cash inflows	$2,460,471	$1,992,585	$1,331,319
10% annual discount for estimated timing of cash flows	(1,027,358)	(806,097)	(494,758)

Standardized measure of discounted future net cash flow (a)	$1,433,113	$1,186,488	$836,561

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2011	2010	2009

Net changes in prices and production costs	704,603	790,623	697,085
Net change in production taxes	(366,032)	(327,680)	(173,810)
Other	212	94	2,581

	338,783	463,037	525,856

Royalty income received (b)	(195,087)	(196,766)	(149,722)
Accretion of discount	102,929	83,656	41,857

Net increase (decrease) during the year	$246,625	$349,927	$417,991

(b)	For the purpose of this calculation, royalty income received for 2011, 2010 and 2009 includes the following:

Period October 1, 2011 through December 31, 2011	$53,944
Period October 1, 2010 through December 31, 2010	$51,660
Period October 1, 2009 through December 31, 2009	$48,021

The above royalty income was received by the Trust in January 2012, 2011 and 2010, respectively.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2011

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2008	54,954

Revisions of previous estimates (1)	18,419

Production	(5,229)

December 31, 2009	68,144

Revisions of previous estimates (2)	15,388

Production	(5,257)

December 31, 2010	78,275

Revisions of previous estimates (3)	9,150

Production	(5,121)

December 31, 2011	82,304

Proved developed reserves (thousands of barrels) as of:

December 31, 2009	57,077

December 31, 2010	67,401

December 31, 2011	73,476

Proved undeveloped reserves (thousands of barrels) as of:

December 31, 2009	11,067

December 31, 2010	10,874

December 31, 2011	8,828

(1)	The positive revision in year-end 2009 reserves reflects an increase in the WTI Price from $44.60 per barrel at December 31, 2008 to $61.18 per barrel using the 12-month average of the first-day-of-the-month price for each month in the year ended December 31, 2009
(2)	The positive revision in year-end 2010 reserves reflects an increase in the WTI Price from $61.18 per barrel for 2009 to $79.43 per barrel for 2010 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2009 and 2010, respectively.
(3)	The positive revision in year-end 2011 reserves reflects an increase in the WTI Price from $79.43 per barrel for 2010 to $96.19 per barrel for 2011 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2010 and 2011, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2011.

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

As of the end of calendar year 2011, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2011.

The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 37.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2011 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees

2009	$155,431	$6,096
2010	155,430	5,291
2011	155,430	4,751

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2012, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2011, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2011 and 2010 are:

	2011	2010
Audit	$149,716	$154,788
Audit related	$20,000	20,000
Tax	$203,606	200,000
Other	—	—

	$373,322	$374,788

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2011 and 2010

Statements of Cash Earnings and Distributions for the years ended December 31, 2011, 2010 and 2009

Statements of Changes in Trust Corpus for the years ended December 31, 2011, 2010 and 2009

Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2012.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

February 29, 2012

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 15, 2012.

*	Filed herewith.