Form 10-Q
period 2012-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2012-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,000	$1,018

Total assets	$1,000	$1,018

Liabilities and Trust Corpus
Accrued expenses	$334	$128
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	666	890

Total liabilities and trust corpus	$1,000	$1,018

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended
	March 31,
	2012	2011
Royalty revenues	$53,944	$51,661
Less: Trust administrative expenses	(117)	(86)

Cash earnings	$53,827	$51,575

Cash distributions	$53,845	$51,531

Cash distributions per unit	$2.5161	$2.4080

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Trust corpus at beginning of period	$890	$862
Cash earnings	53,827	51,575
(Increase) in accrued expenses	(206)	(437)
Cash distributions	(53,845)	(51,531)

Trust corpus at end of period	$666	$469

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

March 31, 2012

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

March 31, 2012

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2012 and December 31, 2011, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three-month period ended March 31, 2012 and 2011. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2012 and December 31, 2011, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

March 31, 2012

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2012

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

The royalty payments received by the Trust in January 2012 and January 2011 with respect to the quarters ended December 31, 2011 and December 31, 2010 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2011 and September 30, 2010, respectively. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

March 31, 2012

barrels per day during those quarters and the royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2012	Jan. 2011
Royalty payment as calculated	$53,690	$51,645
Adjustment for previous quarter’s underpayment, plus accrued interest	254	16

Total payment received	$53,944	$51,661

(7)	Subsequent Event

On April 16, 2012 the Trust received a cash distribution of approximately $56,889 (in thousands) from BP Alaska with respect to the quarter ended March 31, 2012. On April 20, 2012, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $56,562 (approximately $2.64 per Unit) to Unit holders of record on April 16, 2012.

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2011 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2011 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2011 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2011 Annual Report.

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

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2011 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2011 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2012 and 2011, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2011 and 2010, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2012 and 2011 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2012	12/31/2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48	92.2
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2012 and January 2011 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended September 30, 2011 and September 30, 2010. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2012 and 2011 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended March 31, 2012 Compared to

Three Months Ended March 31, 2011

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2010 to the fourth quarter of 2011 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2011 and 2012. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first quarter of 2011 to the first quarter of 2012

		Increase (decrease)
	3 Months Ended 12/31/2011	Amount	Percent	3 Months Ended 12/31/2010
Average WTI Price	$93.92	$8.83	10.4	$85.09
Adjusted Chargeable Costs	$28.92	$4.49	18.4	$24.43
Average Production Taxes	$25.47	$2.77	12.2	$22.70
Average Per Barrel Royalty	$39.48	$1.52	4.0	$37.96
Average net production (mb/d)	92.2	(3.3)	(3.5)	95.5

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $14.50 in 2010 to $16.60 in 2011. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of increase in Production Taxes was higher than that of the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The modest decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase (decrease)
	3 Months Ended 3/31/2012	Amount	Percent	3 Months Ended 3/31/2011
	(Dollar amounts in thousands)
Royalty revenues	$53,944	$2,283	4.4	$51,661
Cash earnings	$53,827	$2,252	4.4	$51,575
Cash distributions	$53,845	$2,314	4.5	$51,531
Administrative expenses	$117	$31	36.0	$86

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the fourth quarter of 2011, compared to the fourth quarter of 2010. The average increase in WTI Prices, however, was offset by proportionately greater increases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

There have been no material changes in risk factors disclosed in the 2011 Annual Report that are known to the Trustee.

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

Date: May 10, 2012

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

32*	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2012. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-10243).

*	Filed herewith.

2