Form 10-Q
period 2012-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2012-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,002	$1,018

Total assets	$1,002	$1,018

Liabilities and Trust Corpus

Accrued expenses	$525	$128

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	477	890

Total liabilities and trust corpus	$1,002	$1,018

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Royalty revenues	$56,890	$51,726	$110,834	$103,387
Interest income	—	1	—	1

Less: Trust administrative expenses	(326)	(556)	(443)	(642)

Cash earnings	$56,564	$51,171	$110,391	$102,746

Cash distributions	$56,562	$51,216	$110,407	$102,747

Cash distributions per unit	$2.6431	$2.3933	$5.1592	$4.8013

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Trust corpus at beginning of period	$666	$469	$890	$862
Cash earnings	56,564	51,171	110,391	102,746
(Increase) decrease in accrued expenses	(191)	216	(397)	(221)
Cash distributions	(56,562)	(51,216)	(110,407)	(102,747)

Trust corpus at end of period	$477	$640	$477	$640

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2012

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

June 30, 2012

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2012 and December 31, 2011, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2012 and 2011. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2012 and December 31, 2011, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2012

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

June 30, 2012

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

(6) Royalty Revenue Adjustments

The royalty payments received by the Trust in January 2012 and January 2011 with respect to the quarters ended December 31, 2011 and December 31, 2010 were adjusted by BP Alaska to compensate for underpayment of the royalties due with respect to the quarters ended September 30, 2011 and September 30, 2010, respectively. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during those quarters and the royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

June 30, 2012

Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2012	Jan. 2011
Royalty payment as calculated	$53,690	$51,645
Adjustment for previous quarter’s underpayment, plus accrued interest	254	16

Total payment received	$53,944	$51,661

(7) Subsequent Event

On July 16, 2012 the Trust received a cash distribution of approximately $50,011 (in thousands) from BP Alaska with respect to the quarter ended June 30, 2012. On July 20, 2012, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $49,496 (approximately $2.31 per Unit) to Unit holders of record on July 16, 2012.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended June 30, 2012 and 2011, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2012 and 2011, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2012 and 2011 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2012	03/31/2012	$102.86	$16.70	1.753	$29.28	$31.29	$42.29	94.1
Jan 2012	12/31/2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48	92.2

Apr 2011	03/31/2011	$94.12	$16.60	1.704	$28.29	$26.10	$39.74	88.0
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2010 and 2011. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2012 and January 2011 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended September 30, 2011 and September 30, 2010. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-month periods ended June 30, 2012 and 2011 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2012 Compared to

Three Months Ended June 30, 2011

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2011 to the first quarter of 2012 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2011 and 2012. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2011 to the second quarter of 2012.

	3 Months Ended	Increase (decrease)		3 Months Ended
	3/31/2012	Amount	Percent	3/31/2011
Average WTI Price	$102.86	$8.74	9.3	$94.12
Adjusted Chargeable Costs	$29.28	$0.99	3.5	$28.29
Average Production Taxes	$31.29	$5.19	19.9	$26.10
Average Per Barrel Royalty	$42.29	$2.55	6.4	$39.74
Average net production (mb/d)	94.1	6.1	6.9	88.0

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.60 in 2011 to $16.70 in 2012. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of increase in Production Taxes was higher than that of the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. Although the rate of production from the Prudhoe Bay field is declining, the increase in average net production from the 1989 Working Interests between the two periods reflects the decrease in production in January 2011 when the Trans-Alaska Pipeline System (“TAPS”) was shut down for several days due to the discovery of a leak of crude oil in the basement of a booster pump building at Pump Station No. 1.

	3 Months Ended	Increase (decrease)		3 Months Ended
	6/30/2012	Amount	Percent	6/30/2011
	(Dollar amounts in thousands)
Royalty revenues	$56,890	$5,164	10.0	$51,726
Cash earnings	$56,564	$5,393	10.5	$51,171
Cash distributions	$56,562	$5,346	10.4	$51,216
Administrative expenses	$326	($230)	(41.4)	$556

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2012, compared to the first quarter of 2011. The average increase in WTI Prices, however, was offset by proportionately greater increases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2012 Compared to

Six Months Ended June 30, 2011

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2011 to the six months ended March 31, 2012 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2011 to the first six months of 2012.

	6 Months Ended	Increase (decrease)		6 Months Ended
	3/31/2012	Amount	Percent	3/31/2011
Average WTI Price	$98.35	$8.74	9.8	$89.61
Adjusted Chargeable Costs	$29.09	$2.73	10.4	$26.36
Average Production Taxes	$28.38	$3.98	16.3	$24.40
Average Per Barrel Royalty	$40.89	$2.04	5.3	$38.85
Average net production (mb/d)	93.2	1.4	1.5	91.8

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.60 in 2011 to 16.70 in 2012. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of increase in Production Taxes was higher than that of the rate of increase in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. As noted above, although the rate of production from the Prudhoe Bay field is declining, the increase in average net production from the 1989 Working Interests between the two periods reflects the decrease in production in January 2011 when TAPS was shut down for several days due to the discovery of a leak of crude oil in the basement of a booster pump building at Pump Station No. 1.

	6 Months Ended	Increase (decrease)		6 Months Ended
	6/30/2012	Amount	Percent	6/30/2011
	(Dollar amounts in thousands)
Royalty revenues	$110,834	$7,447	7.2	$103,387
Cash earnings	$110,391	$7,645	7.4	$102,746
Cash distributions	$110,407	$7,660	7.5	$102,747
Administrative expenses	$443	($199)	(31.0)	$642

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the six months ended March 31, 2012, compared to the six months ended March 31, 2011. The average increase in WTI Prices, however, was offset by proportionately greater increases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

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

Date: August 9, 2012

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