Form 10-Q
period 2012-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2012-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,000	$1,018

Total assets	$1,000	$1,018

Liabilities and Trust Corpus

Accrued expenses	$200	$128

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	800	890

Total liabilities and trust corpus	$1,000	$1,018

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Royalty revenues	$50,011	$56,752	$160,845	$160,139
Interest income	—	—	—	1

Less: Trust administrative expenses	(517)	(276)	(960)	(918)

Cash earnings	$49,494	$56,476	$159,885	$159,222

Cash distributions	$49,496	$56,476	$159,903	$159,223

Cash distributions per unit	$2.3129	$2.6391	$7.4721	$7.4403

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Trust corpus at beginning of period	$477	$640	$890	$862
Cash earnings	49,494	56,476	159,885	159,222
(Increase) decrease in accrued expenses	325	53	(72)	(168)
Cash distributions	(49,496)	(56,476)	(159,903)	(159,223)

Trust corpus at end of period	$800	$693	$800	$693

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2012

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

September 30, 2012

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2012 and December 31, 2011, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2012 and 2011. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2012 and December 31, 2011, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a Modified Basis of Cash Receipts and Disbursements)

September 30, 2012

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

September 30, 2012

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

September 30, 2012

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

On October 15, 2012 the Trust received a cash distribution of approximately $39,174,000 from BP Alaska. This payment consisted of $38,987,000 representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2012, plus $187,000 representing the amount of an underpayment by BP Alaska, including interest on the underpayment of the royalty payment due with respect to the quarter ended June 30, 2012. On October 19, 2012, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $38,982,000 (approximately $1.82 per Unit) to Unit holders of record on October 15, 2012.

Production levels from the 1989 Working Interests for the quarter ended September 30, 2012 declined from production levels for the quarter ended June 30, 2012 due to maintenance at the Prudhoe Bay field.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2012 and 2011, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2012 and 2011, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2012 and 2011 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2012	06/30/2012	$93.47	$16.70	1.770	$29.55	$24.98	$38.94	85.9
Apr 2012	03/31/2012	$102.86	$16.70	1.753	$29.28	$31.29	$42.29	94.1
Jan 2012	12/31/2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48	92.2

Jul 2011	06/30/2011	$102.58	$16.60	1.740	$28.88	$31.48	$42.21	90.1
Apr 2011	03/31/2011	$94.12	$16.60	1.704	$28.29	$26.10	$39.74	88.0
Jan 2011	12/31/2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96	95.5

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2012 and January 2011 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended September 30, 2011 and September 30, 2010. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2012 and 2011 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2012 Compared to

Three Months Ended September 30, 2011

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2011 to the second quarter of 2012 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2011 and 2012. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2011 to the third quarter of 2012.

	3 Months Ended	Increase (decrease)		3 Months Ended
	6/30/2012	Amount	Percent	6/30/2011
Average WTI Price	$93.47	$(9.11)	(8.9)	$102.58
Adjusted Chargeable Costs	$29.55	$0.67	2.3	$28.88
Average Production Taxes	$24.98	$(6.5)	(20.6)	$31.48
Average Per Barrel Royalty	$38.94	$(3.27)	(7.7)	$42.21
Average net production (mb/d)	85.9	(4.2)	(4.7)	90.1

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.60 in 2011 to $16.70 in 2012. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The decrease in Production Taxes reflected the decline in the average WTI Price and average net production between the two periods. The decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	3 Months Ended	Increase (decrease)		3 Months Ended
	9/30/2012	Amount	Percent	9/30/2011
	(Dollar amounts in thousands)
Royalty revenues	$50,011	$(6,741)	(11.9)	$56,752
Cash earnings	$49,494	$(6,982)	(12.4)	$56,476
Cash distributions	$49,496	$(6,980)	(12.4)	$56,476
Administrative expenses	$517	$241	87.3	$276

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the lower average WTI Prices and average net production that prevailed in the second quarter of 2012, compared to the second quarter of 2011. The increase in administrative expenses reflects certain increases in the overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2012 Compared to

Nine Months Ended September 30, 2011

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2011 to the nine months ended June 30, 2012 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2011 to the first nine months of 2012.

	9 Months Ended	Increase (decrease)		9 Months Ended
	6/30/2012	Amount	Percent	6/30/2011
Average WTI Price	$96.75	$2.82	3.0	$93.93
Adjusted Chargeable Costs	$29.25	$2.05	7.5	$27.20
Average Production Taxes	$27.25	$.49	1.8	$26.76
Average Per Barrel Royalty	$40.24	$.27	0.7	$39.97
Average net production (mb/d)	90.7	(0.5)	(0.5)	91.2

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.60 in 2011 to 16.70 in 2012. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. As noted above, the decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	9 Months Ended	Increase (decrease)		9 Months Ended
	9/30/2012	Amount	Percent	9/30/2011
	(Dollar amounts in thousands)
Royalty revenues	$160,845	$706	0.4	$160,139
Cash earnings	$159,885	$663	0.4	$159,222
Cash distributions	$159,903	$680	0.4	$159,223
Administrative expenses	$960	$42	4.6	$918

The slight period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the nine months ended June 30, 2012, compared to the nine months ended June 30, 2011. The average increase in WTI Prices, however, was offset by proportionately greater increases in adjusted Chargeable Costs and in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes.

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

Date: November 9, 2012

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