Form 10-K
period 2012-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2013-03-01
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE 919 CONGRESS AVE. AUSTIN, TEXAS	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 236-6565

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $2,494,598,000.

As of February 28, 2013, 21,400,000 Units of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://bpt.investorhq.businesswire.com. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Suite 500, Austin, TX 78701, Attention: Global Corporate Trust – Corporate Finance; by telephone to: (800) 852-1422; or by e-mail to: maryjo.davis@bnymellon.com.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $13.00 during 2008, $13.25 during 2009, $14.50 during 2010, $16.60 during 2011 and $16.70 during 2012. Chargeable Costs for 2013 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel	Calendar year	Chargeable Costs per barrel
2013	$16.80	2018	$20.00
2014	16.90	2019	23.75
2015	17.00	2020	26.50
2016	17.10
2017	17.20

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes(1)	Average Per Barrel Royalty
Calendar 2008:
4th Qtr 2007	$90.93	$12.75	1.618	$20.63	$22.29	$48.01
1st Qtr 2008	97.78	13.00	1.630	21.19	33.58	43.01
2nd Qtr 2008	124.34	13.00	1.668	21.68	52.37	50.29
3rd Qtr 2008	118.69	13.00	1.687	21.93	48.18	48.58
Calendar 2009:
4th Qtr 2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35
1st Qtr 2009	43.20	13.25	1.634	21.65	5.43	16.13
2nd Qtr 2009	59.74	13.25	1.647	21.82	11.03	26.89
3rd Qtr 2009	68.13	13.25	1.662	22.02	14.57	31.54
Calendar 2010:
4th Qtr 2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19
1st Qtr 2010	78.59	14.50	1.669	24.20	18.96	35.43
2nd Qtr 2010	77.96	14.50	1.680	24.36	18.59	35.01
3rd Qtr 2010	76.04	14.50	1.681	24.37	17.43	34.23
Calendar 2011:
4th Qtr 2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96
1st Qtr 2011	94.12	16.60	1.704	28.29	26.10	39.74
2nd Qtr 2011	102.58	16.60	1.740	28.88	31.48	42.21
3rd Qtr 2011	89.52	16.60	1.744	28.96	22.69	37.87
Calendar 2012:
4th Qtr 2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48
1st Qtr 2012	102.86	16.70	1.753	29.28	31.29	42.29
2nd Qtr 2012	93.47	16.70	1.770	29.55	24.98	38.94
3rd Qtr 2012	92.36	16.70	1.774	29.62	23.98	38.76

(1)	Production Taxes for the fourth quarter of 2007 reflect the effect of the 2006 Amendments of the Production Tax Statutes. Production Taxes for the first quarter of 2008 and subsequent periods reflect the application of ACES.
(2)	Dollar amounts in the table have been rounded to two decimal places for presentation and do not reflect the precision of the actual calculations.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2012 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2012, approximately 11.43 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2012 there were about 1,143 active producing oil wells, 33 gas reinjection wells, 164 water injection wells and 24 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2012 were: 56 in 2010, 38 in 2011 and 44 in 2012. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 232 barrels per day in 2008, 243 barrels per day in 2009, 211 barrels per day in 2010, 204 barrels per day in 2011 and 197 barrels per day in 2012.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field	Net to 1989 Working Interests
	(thousand barrels per day)
2008	192.7	85.4	69.4	8.4
2009	189.1	83.9	63.0	7.6
2010	183.9	81.6	59.0	7.1
2011	180.3	80.0	50.8	6.2
2012	177.8	79.7	47.8	5.8

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 548 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2012 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2013 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2012 were 75.517 million barrels of oil and condensate, of which 70.676 million barrels are proved developed reserves2 and 4.841 million barrels are proved undeveloped reserves3. Approximately 2.19 million barrels (net) of proved undeveloped reserves allocated to the Trust were converted into proved developed reserves during 2012. Approximately 0.16 million barrels (net) of proved undeveloped reserves allocated to the Trust were added during 2012 as a result of planned projects. Approximately 1.96 million barrels (net) of proved undeveloped reserves allocated to the Trust were reclassified as non-proved during 2012 as a result of rephasing of BP’s business plan. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2012. To the extent that the estimated volumes of proved undeveloped reserves include reserves the development of which is scheduled to commence after five years, the inclusions are based on a development plan which calls for drilling wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. Based on the 2012 twelve-month average WTI Price4 of $94.71 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2012 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $2,176.0 million, with a present value of $1,314.9 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field. The engineering staff members assigned to the Trust project are all university graduates, with degrees in petroleum engineering and/or advanced degrees in petroleum or chemical engineering. All are licensed professional engineers with over 25 years of diversified experience, including at least 10 years of experience with the Trust. A copy of the February 15, 2013 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2010, 2011 and 2012. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the 2012 twelve-month average WTI Price of $94.71 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that

[2]

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

royalty payments to the Trust will continue through the year 2029. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate after that year; however, for the economic conditions and production forecast as of December 31, 2012 the Per Barrel Royalty will be zero following the year 2029.

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

Since the end of 2006, the corrosion monitoring and mitigation practices for the oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation. The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The applicable requirements of the subsequent regulations of the PIPES Act began to be phased in 2012. See “THE PRUDHOE BAY UNIT AND FIELD – Collection and Transportation of Prudhoe Bay Oil” above.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2029. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2012, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.

•	Construction of a gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field.

The construction of a natural gas pipeline to bring natural gas from the North Slope could make it economical to extract natural gas from the Prudhoe Bay field and transport it to market. Currently, natural gas released by pumping oil is reinjected into the ground, which helps to maintain reservoir pressure and facilitates extraction of oil from the field. Extraction of natural gas from the Prudhoe Bay field would lower reservoir pressure, although carbon dioxide stripped out of the gas could be reinjected and other methods could be employed to mitigate the reduction. The lowering of the reservoir pressure could accelerate the decline in production from the 1989 Working Interests and the time at which royalty payments to the Trust would cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the 1989 Working Interests, the Unit holders would not realize any offsetting benefit from natural gas production from the Prudhoe Bay field.

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. Two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) have been issued a license by the state of Alaska under the Alaska Gasline Inducement Act (“AGIA”) to construct a large-diameter natural gas pipeline from the North Slope. Under the license, the state will provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission (“FERC”) and Canadian authorities. TransCanada and affiliates of ExxonMobil have combined to promote a joint venture named the “Alaska Pipeline Project.” The Alaska Pipeline Project originally contemplated a large-diameter pipeline extending from the North Slope through Alaska, and then into Canada through the Yukon Territory and British Columbia to the existing Alberta Storage Hub. The Alaska Pipeline Project proposal also included an alternative pipeline route that would extend from the North Slope to a third-party liquefied natural gas terminal near Valdez, Alaska.

In May 2012, TransCanada terminated its open season to transport North Slope gas through its Alaska Pipeline Project due to unsuccessful efforts to secure transportation agreements. TransCanada also notified FERC in May 2012 that it was curtailing interim work on the Alberta pipeline option, but that it was working with other North Slope producers to explore the feasibility of developing a liquefied natural gas export terminal at an undetermined location in South Central Alaska. TransCanada estimated that it would file an application with FERC for that project in October 2014. FERC has stopped work on an environmental impact statement for the Alberta pipeline project.

In October 2012, ExxonMobil, ConocoPhillips, BP and TransCanada notified Alaska Governor Sean Parnell that they had agreed on a plan to combine what were once two competing natural-gas pipeline projects destined for the continental U.S. into one project focused on export markets. The project contemplates building an 800-mile natural-gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquefied natural gas would be exported to Asia. The new project would also include natural-gas processing facilities and a natural-gas export terminal. The announcement by the consortium followed a March 2012 settlement between the state of Alaska and the companies over a dispute relating to leases at the Point Thomson field, located east of the Prudhoe Bay field. The companies were allowed to keep their large leases in exchange for promises to begin first oil production from Point Thomson by 2016 and to combine their competing projects.

It is expected that the export project could take a decade or more to complete due to the scale of construction and the number and complexity of technical, legal, political and financial issues involved. The consortium also anticipates that the cost of the project, estimated to be $45 billion, could actually exceed $65 billion. However, upon completion, the companies expect that they would be able to transport billions of dollars in natural gas that is now stranded on the North Slope.

It is expected that Alaskan natural gas would encounter substantial competition for customers in Asian markets, since several large liquefied natural gas projects are expected to come online in Australia in the next few years to meet Asian energy demand. There is also a more developed project to export liquefied natural gas from British Columbia, where gas production costs may be lower.

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

Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. These fluctuations were especially pronounced during 2008 and 2009. In 2012 the WTI average price of about $95 per barrel was down from the 2011 average price of about $96 per barrel. The general trend of WTI price increases has moderated more recently as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market where most WTI is refined. With these new oil flows from Canada and the United States, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, has become oversupplied, keeping the price of WTI crude oil for much of the year at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI was more likely to trade at a premium to Brent. The discount reached a record of $29.70 per barrel on September 22, 2011, ending with an annual level of $16.38. In 2012, the annual average price gap between Brent and WTI surpassed that of 2011, finishing with an annual level of $17.61 per barrel.

In December 2012, the U.S. Energy Information Administration (“EIA”) used North Sea Brent instead of WTI for its price forecasts in its Annual Energy Outlook (“AEO”) 2013. This is the first time that Brent has been used in the AEO, an acknowledgment of the growing discrepancy between WTI and global crude prices and of the view that Brent is a better reflection of global oil demand and supply than WTI.

As noted above, it is generally considered that the WTI spot price has been weighed down due in part to constraints on transportation of crude oil out of the U.S. Midwest market. That market has been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. However, in November 2011, ConocoPhillips announced it was selling its 50% share of the Seaway crude oil pipeline, which links markets in the Houston area with oil storage facilities near Cushing, to Enbridge, Inc. Enbridge and Enterprise Products Partners, the other joint owner of Seaway, subsequently announced that Seaway intended to reverse oil flows to run north to south. Historically, pipelines have flowed from the Gulf Coast to Cushing. In May 2012, Enbridge and Enterprise completed a project to reverse the flow direction of the Seaway Pipeline.

The reversed Seaway Pipeline was initially able to transport up to 150,000 barrels per day of crude oil from Cushing to the Gulf Coast. The ability to ship crude oil out of Cushing via pipeline, while not eliminating delays in moving WTI crude oil to other markets, was expected to allow WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). As a result, it was anticipated that the price of WTI could be brought more in line with prices for other crude oils trading on the global markets.

Following pump station additions and modifications, the Seaway Pipeline capacity was increased to 400,000 barrels per day on January 11, 2013 to further relieve the glut of crude oil at Cushing. However, Enterpise has since announced that the Seaway Pipeline will have limitations in its delivery rates until a new pipeline lateral is finished in late 2013.

It is also expected that by 2014, other pipeline projects from the Mid-continent to Gulf Coast refining centers will come on line, reducing the cost of transporting crude oil to refiners. For example, a new extension of the Keystone pipeline network, called the Keystone XL pipeline, would expand the reach of the network by adding a segment from Cushing to the Gulf Coast of Texas. In this segment, domestic oil would be added to the pipeline at Cushing and would then extend 485 miles to a delivery point near terminals in Nederland, Texas to serve the Port Arthur, Texas marketplace. An approximately 47 mile-long existing pipeline is also proposed to be used to transport crude oil from the pipeline in Liberty County, Texas to the Houston, Texas area. Construction on the Gulf Coast project commenced in August, 2012, with an anticipated in service date of late 2013. It is expected that the Gulf Coast project will have the initial capacity to transport 700,000 barrels of oil per day and that it can be expanded to transport 830,000 barrels of oil per day to Gulf Coast refineries.

In anticipation of the new pipeline take-away capacity from Cushing, new pipeline capacity to deliver 1,190,000 barrels per day of crude oil from Canada and the midcontinent into the Cushing hub is also planned during the next two years. However, it is considered that the planned pipeline capacity additions to deliver crude oil from Cushing to the Gulf Coast, together with the planned new pipeline capacity to move crude oil directly from the Permian Basin to the Gulf Coast, could result in a significant drop in waterborne imports, particularly of light sweet crude oil, to the U.S. Gulf Coast.

While energy price forecasts are highly uncertain, EIA projects that the Brent crude oil spot price will fall from an average of $112 per barrel in 2012 to annual averages of $105 per barrel and $99 per barrel in 2013 and 2014, respectively, reflecting the increasing supply of liquid fuels by non-OPEC countries. EIA forecasts that the WTI price will average $90 per barrel in 2013 before increasing to an average of $91 per barrel in 2014.

Oil production in the United States has also increased at the fastest rate in almost two decades owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction. This increase, according the International Energy Agency’s November 2012 World Energy Outlook, has put the U.S. on a course to become the world’s top producer of oil by 2020, a net exporter of oil around 2030 and nearly self-sufficient in energy by 2035.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand by oil-consuming countries, the actions of OPEC to control production by members of the cartel, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, psychological and economic factors, such as, most recently, the global economic recession, political turmoil in North Africa and the Middle East and ongoing tensions in the Persian Gulf over Iran’s nuclear program.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2010, 2011 and 2012, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2012.

	High	Low	Distributions Per Unit
2011:
First Quarter	$131.49	$100.76	$2.408
Second Quarter	124.49	103.30	2.393
Third Quarter	117.72	100.51	2.639
Fourth Quarter	116.39	96.18	1.956

	High	Low	Distributions Per Unit
2012:
First Quarter	$127.00	$112.77	$2.516
Second Quarter	129.49	104.04	2.643
Third Quarter	122.00	75.12	2.313
Fourth Quarter	94.43	65.56	1.822

As of February 24, 2013, 21,400,000 Units were outstanding and were held by 465 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2012.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2012	2011	2010	2009	2008
	(in thousands, except per Unit amounts)
Royalty revenues	$200,019	202,325	184,042	130,014	252,298
Litigation expense reimbursement	$—	—	1,705	—	—
Settlement revenue	$—	—	—	29,474	—
Interest income	$1	1	2	4	33
Trust administration expenses	$(1,152)	(1,217)	(1,338)	(1,459)	(1,797)

Cash earnings	$198,868	201,109	184,411	158,033	250,534

Cash distributions	$198,885	201,092	213,885	128,575	250,525

Cash distributions per unit	$9.294	9.397	9.995	6.008	11.707

	December 31
	2012	2011	2010	2009	2008
	(dollar amounts in thousands)
Trust corpus	$826	890	862	32,273	4,757
Total assets	$1,001	1,018	1,001	32,484	5.035
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the

Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2010, 2011 and 2012. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2011 and 2012 and the period of 2013 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2013 will depend on WTI Prices prevailing during the remainder of the year.

2012 compared to 2011

As explained in Note 2 of Notes to Financial Statements below, the financial statements of the Trust are prepared on a modified cash basis and differ from financial statements prepared in accordance with generally accepted accounting principles in that (a) revenues are recorded when received (generally within 15 days of the end of the preceding quarter) and distributions to Trust Unit holders are recorded when paid and (b) Trust expenses are recorded on an accrual basis. As a consequence, Trust royalty revenues for the fiscal year are based on Royalty Production during the twelve months ended September 30 of the fiscal year.

	Increase (decrease)
	12 Months Ended 9/30/2012	Amount	Percent	12 Months Ended 9/30/2011
Average WTI Price	$95.65	$2.83	3.0	$92.82
Adjusted Chargeable Costs	$29.34	$1.70	6.2	$27.64
Average Production Taxes	$26.43	$0.69	2.7	$25.74
Average Per Barrel Royalty	$39.87	$0.42	1.1	$39.45
Average net royalty production (mb/d)	83.1	(2.3)	(2.7)	85.4

Average WTI prices rose 3.0% during the twelve months ended September 30, 2012, as compared to the preceding twelve-month period, fluctuating between an average price of $86.32 during October 2011 and an average price of $94.51 during September 2012, with a high average price of $106.16 during March 2012 and a low average price of $82.30 during June 2012. The increase in the

Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $16.60 in calendar 2011 to $16.70 in calendar 2012, resulted in the increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2012. The increase in Production Taxes during the twelve-month period was primarily due to the increase in Average WTI Price, which resulted in a higher average monthly production tax per barrel (see “THE ROYALTY INTEREST — Production Taxes” in Item 1). The decline in the production levels from the 1989 Working Interest for the twelve-month period was primarily due to maintenance at the Prudhoe Bay field during the quarter ended September 30, 2012.

		Increase (decrease)
	Year Ended 12/31/2012	Amount	Percent	Year Ended 12/31/2011
	(Dollars in thousands)
Royalty revenues	$200,019	($2,306)	(1.1)	$202,325
Cash earnings	$198,868	($2,241)	(1.1)	$201,109
Cash distributions	$198,885	($2,207)	(1.1)	$201,092
Administrative expenses	$1,152	($65)	(5.3)	$1,217
Trust corpus at year end	$826	($64)	(7.2)	$890

Despite the increase in average WTI Prices during the twelve months ended September 30, 2012, the decline in the production levels from the 1989 Working Interest due to maintenance at the Prudhoe Bay field during the quarter ended September 30, 2012 had a corresponding effect on royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2012. The decrease in administrative expenses reflects certain decreases in the overall costs of supplies and services and timing differences in accruals of expenses.

2011 compared to 2010

		Increase (decrease)
	12 Months Ended 9/30/2011	Amount	Percent	12 Months Ended 9/30/2010
Average WTI Price	$92.82	$15.70	20.4	$77.12
Adjusted Chargeable Costs	$27.64	$3.89	16.4	$23.75
Average Production Taxes	$25.74	$7.33	39.8	$18.41
Average Per Barrel Royalty	$39.45	$4.48	12.8	$34.97
Average net royalty production (mb/d)	85.4	(2.3)	(2.6)	87.7

Average WTI prices rose 20.4% during the twelve months ended September 30, 2011, as compared to the preceding twelve-month period, fluctuating between a low average price of $81.89 during October 2010 and a high average price of $109.53 during April 2011 before receding to an average of $85.52 in September 2011. The scheduled increase in Chargeable Costs from $14.50 in calendar 2010 to $16.60 in calendar 2011 was the principal cause of the increase in Adjusted Chargeable costs during the twelve months ended September 30, 2011. The increase in Production Taxes during the twelve-month period was primarily to the increase in Average WTI Price, which resulted in a higher average monthly production tax per barrel (see “THE ROYALTY INTEREST — Production Taxes” in Item 1).

		Increase (decrease)
	Year Ended 12/31/2011	Amount	Percent	Year Ended 12/31/2010
	(Dollars in thousands)
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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2012 and 2011, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2012 and 2011, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2012, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

March 1, 2013

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2012 and 2011, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

(signed) KPMG LLP

Dallas, Texas

March 1, 2013

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 2)	$1,001	$1,018

Total assets	$1,001	$1,018

Liabilities and Trust Corpus
Accrued expenses	$175	$128
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	826	890

Total liabilities and trust corpus	$1,001	$1,018

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2012	2011	2010
Royalty revenues	$200,019	$202,325	$184,042
Litigation expense reimbursement (Note 7)	—	$—	1,705
Interest income	1	1	2
Less: Trust administrative expenses	(1,152)	(1,217)	(1,338)

Cash earnings	$198,868	$201,109	$184,411

Cash distributions	$198,885	$201,092	$213,885

Cash distributions per unit	$9.294	$9.397	$9.995

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Trust corpus at beginning of year	$890	$862	$32,273
Cash earnings	198,868	201,109	184,411
(Increase) decrease in accrued expenses	(47)	11	72
Cash distributions	(198,885)	(201,092)	(213,885)
Amortization of royalty interest	—	—	(2,009)

Trust corpus at end of year	$826	$890	$862

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

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

December 31, 2012

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2012 and 2011, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2012, 2011 and 2010. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2012 and 2011, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

(3)	Royalty Interest

At inception in February 1989, the Royalty Interest held by the Trust had a carrying value of $535,000,000. In accordance with generally accepted accounting principles, the Trust amortized the value of the Royalty Interest based on the units of production method. Such amortization was charged directly to the Trust corpus, and did not affect cash earnings. The daily rate for amortization per net equivalent barrel of oil for the year ended December 31, 2010 was $0.38. In addition, the Trust periodically evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized impairment losses for the difference between the carrying value and the estimated fair value of the Royalty Interest. By December 31, 2010, the Trust had recognized accumulated amortization of $359,473,000 and aggregate impairment write-downs of $175,527,000 reducing the carrying value of the Royalty Interest to zero.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

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

December 31, 2012

(6)	Legal Expenses

The Trust incurred legal and other expenses as a result of litigation and other issues arising out of the August 2006 shutdown of the Prudhoe Bay field. Legal fees and expenses related to the Trust’s legal matters contributed to the Trust administrative expenses during 2010.

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

Certain royalty payments received by the Trust in 2012, 2011 and 2010 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	2012 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,690	$56,890	$50,011	$38,987
Adjustment for underpayment (overpayment), plus accrued interest	254	—	—	187

Net payment received	$53,944	$56,890	$50,011	$39,174

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

	2011 Payments Received
	January	April	July	October
Royalty payment as calculated	$51,645	$51,726	$56,783	$42,186
Adjustment for underpayment (overpayment), plus accrued interest	16	—	(31)	—

Net payment received	$51,661	$51,726	$56,752	$42,186

	2010 Payments Received
	January	April	July	October
Royalty payment as calculated	$47,862	$47,136	$45,462	$43,496
Adjustment for underpayment (overpayment), plus accrued interest	159	—	—	(73)

Net payment received	$48,021	$47,136	$45,462	$43,423

(9)	Subsequent Event

In January 2013, the Trust received a payment of $49,712,357 from BP Alaska. This payment consisted of $50,560,556, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2012, minus $848,199, representing the amount of an overpayment by BP Alaska, including interest on the overpayment, of the royalty payment due with respect to the quarter ended September 30, 2012. On January 18, 2013, after deducting Trust administrative expenses, the Trustee distributed $49,545,447 to Unit holders of record on January 15, 2013.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands, except unit data):

	2012 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$53,944	$56,890	$50,011	$39,174
Interest income	—	—	—	1
Trust administrative expenses	(117)	(326)	(517)	(192)

Cash earnings	53,827	56,564	49,494	38,983
Cash distributions	53,845	56,562	49,496	38,982
Cash distributions per unit	2.5161	2.6431	2.3129	1.8216

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

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

December 31, 2012

(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

Pursuant to Statement of FASB ASC 932, Extractive Activities – Oil and Gas, the Trust is required to include in its financial statements supplementary information regarding estimates of quantities of proved reserves attributable to the Trust and future net cash flows. The following information in this note reflects the adoption of Securities Exchange Act Release No. 59192, Modernization of Oil and Gas Reporting which became effective for financial statements for fiscal years ending on or after December 31, 2009.

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2012 (94.71), 2011 ($96.19 per barrel) and 2010 ($79.43 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2012, 2011 and 2010, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2012, 2011 and 2010, were estimated to be 76, 82 and 78 million barrels, respectively (of which 71, 73 and 67 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2012, 2011and 2010, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2012, 2011 and 2010 of $94.71, $96.19 and $79.43 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

	December 31,
	2012	2011	2010
Future cash inflows	$2,175,986	$2,460,471	$1,992,585
10% annual discount for estimated timing of cash flows	(861,128)	(1,027,358)	(806,097)

Standardized measure of discounted future net cash flow (a)	$1,314,858	$1,433,113	$1,186,488

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2012	2011	2010
Net changes in prices and production costs	(109,360)	704,603	790,623
Net change in production taxes	53,634	(366,032)	(327,680)
Other	(630)	212	94

	(56,356)	338,783	463,037
Royalty income received (b)	(186,676)	(195,087)	(196,766)
Accretion of discount	124,777	102,929	83,656

Net increase (decrease) during the year	$(118,255)	$246,625	$349,927

(b)	For the purpose of this calculation, royalty income received for 2012, 2011 and 2010 includes the following:

Period October 1, 2012 through December 31, 2012	$49,712
Period October 1, 2011 through December 31, 2011	$53,944
Period October 1, 2010 through December 31, 2010	$51,660

The above royalty income was received by the Trust in January 2013, 2012 and 2011, respectively.

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2012

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:
December 31, 2009	68,144
Revisions of previous estimates (1)	15,388
Production	(5,257)

December 31, 2010	78,275
Revisions of previous estimates (2)	9,150
Production	(5,121)

December 31, 2011	82,304
Revisions of previous estimates (3)	(1,791)
Production	(4,996)

December 31, 2012	75,517

Proved developed reserves (thousands of barrels) as of:
December 31, 2010	67,401
December 31, 2011	73,476
December 31, 2012	70,676
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2010	10,874
December 31, 2011	8,828
December 31, 2012	4,841

(1)	The positive revision in year-end 2010 reserves reflects an increase in the WTI Price from $61.18 per barrel for 2009 to $79.43 per barrel for 2010 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2009 and 2010, respectively.
(2)	The positive revision in year-end 2011 reserves reflects an increase in the WTI Price from $79.43 per barrel for 2010 to $96.19 per barrel for 2011 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2010 and 2011, respectively.
(3)	The negative revision in year-end 2012 reserves reflects a decrease in the WTI Price from $96.19 per barrel for 2011 to $94.71 per barrel for 2012 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2011 and 2012, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2012.

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

As of the end of calendar year 2012, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 36.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2012 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2010	$155,430	$5,291
2011	155,430	4,751
2012	155,428	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2013, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

Unit Ownership of Management

Neither BP Alaska, Standard Oil, nor BP owns any Units. No Units are owned by The Bank of New York Mellon Trust Company, N.A., as Trustee or in its individual capacity, or by BNY Mellon Trust of Delaware, as co-trustee or in its individual capacity.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2012 and 2011 are:

	2012	2011
Audit	$153,000	$149,716
Audit related	$20,000	20,000
Tax	$206,332	203,606
Other	—	—

	$379,332	$373,322

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2012 and 2011

Statements of Cash Earnings and Distributions for the years ended December 31, 2012, 2011 and 2010

Statements of Changes in Trust Corpus for the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2013.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich Vice President

March 1, 2013

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 15, 2013.

*	Filed herewith.