Form 10-Q
period 2013-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2013-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,002	$1,001

Total assets	$1,002	$1,001

Liabilities and Trust Corpus
Accrued expenses	$433	$175
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	569	826

Total liabilities and trust corpus	$1,002	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Royalty revenues	$52,046	$56,890	$101,758	$110,834
Interest income		—		—
Less: Trust administrative expenses	(370)	(326)	(537)	(443)

Cash earnings	$51,676	$56,564	$101,221	$110,391

Cash distributions	$51,676	$56,562	$101,221	$110,407

Cash distributions per unit	$2.4148	$2.6431	$4.7300	$5.1592

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Trust corpus at beginning of period	$623	$666	$826	$890
Cash earnings	51,676	56,564	101,221	110,391
(Increase) decrease in accrued expenses	(54)	(191)	(257)	(397)
Cash distributions	(51,676)	(56,562)	(101,221)	(110,407)

Trust corpus at end of period	$569	$477	$569	$477

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2013

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

June 30, 2013

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2013 and December 31, 2012, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2013 and 2012. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2013 and December 31, 2012, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2013

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

June 30, 2013

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill aimed at encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor signed the bill into law. Among significant changes, the legislation eliminates the monthly progressivity tax rate implemented by the 2006 Amendments and ACES and increases the base rate from 25% to 35%. These changes will become effective on and after January 1, 2014. It is expected that these changes will have an impact on the calculation of Production Taxes in the Per Barrel Royalty calculation. Compared to the legislation currently in effect, the new legislation may result in an increase or decrease in Production Taxes based on the production tax value of the oil produced for any period. A group of Alaska citizens has sponsored a referendum to repeal the new legislation. If the referendum is certified, it will appear on the primary ballot in August 2014.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2013

(6)	Royalty Revenue Adjustments

The royalty payments received by the Trust in January 2013 and January 2012 with respect to the quarters ended December 31, 2012 and December 31, 2011 were adjusted by BP Alaska to compensate for the overpayment of the royalties due with respect to the quarter ended September 30, 2012 and the underpayment of the royalties due with respect to the quarter ended September 30, 2011. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during those quarters and the royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payment Received
	Jan. 2013	Jan. 2012
Royalty payment as calculated	$50,560	$53,690
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	(848)	254

Total payment received	$49,712	$53,944

There were no adjustments recorded for the April 2013 royalty payments received by the Trust with respect to the quarter ended March 31, 2013.

(7)	Subsequent Event

On July 15, 2013 the Trust received a cash distribution of approximately $46,283 (in thousands) from BP Alaska with respect to the quarter ended June 30, 2013. On July 19, 2013, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $45,858 (approximately $2.14 per Unit) to Unit holders of record on July 15, 2013.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended June 30, 2013 and 2012, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2013 and 2012, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2013 and 2012 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2013	03/31/2013	$94.40	$16.80	1.788	$30.03	$24.99	$39.40	89.3
Jan 2013	12/31/2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18	92.6
Apr 2012	03/31/2012	$102.86	$16.70	1.753	$29.28	$31.29	$42.29	94.1
Jan 2012	12/31/2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48	92.2

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2013 and January 2012 were adjusted by BP Alaska to compensate for overpayment and underpayment of royalties due to the Trust with respect to the quarters ended September 30, 2012 and September 30, 2011, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the six-month periods ended June 30, 2013 and 2012 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2013 Compared to

Three Months Ended June 30, 2012

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2012 to the first quarter of 2013 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2012 and 2013. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2012 to the second quarter of 2013.

	3 Months Ended 3/31/2013	Increase (decrease)		3 Months Ended 3/31/2012
		Amount	Percent
Average WTI Price	$94.40	($8.46)	(8.2)	$102.86
Adjusted Chargeable Costs	$30.03	$0.75	2.6	$29.28
Average Production Taxes	$24.99	($6.30)	(20.1)	$31.29
Average Per Barrel Royalty	$39.40	($2.89)	(6.8)	$42.29
Average net production (mb/d)	89.3	(4.8)	(5.1)	94.1

The increase in adjusted Chargeable Costs resulted principally from the scheduled increase in Chargeable Costs from $16.70 in 2012 to $16.80 in 2013. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of decrease in Production Taxes was higher than that of the rate of decrease in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. The decrease in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	3 Months Ended 6/30/2013	Increase (decrease)		3 Months Ended 6/30/2012
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$52,046	($4,844)	(8.5)	$56,890
Cash earnings	$51,676	($4,888)	(8.6)	$56,564
Cash distributions	$51,676	($4,886)	(8.6)	$56,562
Administrative expenses	$370	$44	13.5	$326

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2012, compared to the first quarter of 2013. The average decrease in WTI Prices was somewhat offset by the decrease in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2013 Compared to

Six Months Ended June 30, 2012

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2012 to the six months ended March 31, 2013 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2012 to the first six months of 2013.

	6 Months Ended 3/31/2013	Increase (decrease)		6 Months Ended 3/31/2012
		Amount	Percent
Average WTI Price	$91.24	($7.11)	(7.2)	$98.35
Adjusted Chargeable Costs	$29.82	$.73	2.5	$29.09
Average Production Taxes	$23.18	($5.20)	(18.3)	$28.38
Average Per Barrel Royalty	$38.29	($2.60)	(6.4)	$40.89
Average net production (mb/d)	91.0	(2.2)	(2.4)	93.2

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.70 in 2012 to 16.80 in 2013. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of decrease in Production Taxes was higher than that of the rate of decrease in average WTI Prices as a result of the progressivity feature of the Alaska Production Tax Statutes. As noted above, the decrease in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

	6 Months Ended 6/30/2013	Increase (decrease)		6 Months Ended 6/30/2012
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$101,758	($9,076)	(8.2)	$110,834
Cash earnings	$101,221	($9,170)	(8.3)	$110,391
Cash distributions	$101,221	($9,186)	(8.3)	$110,407
Administrative expenses	$537	$94	21.2	$443

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the six months ended March 31, 2012, compared to the six months ended March 31, 2013. The average decrease in WTI Prices was somewhat offset by greater decreases in Production Taxes due to the progressivity feature of the Alaska Production Tax Statutes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

Not applicable

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

Date: August 9, 2013

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