Form 10-Q
period 2013-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2013-11-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,001	$1,001

Total assets	$1,001	$1,001

Liabilities and Trust Corpus
Accrued expenses	$427	$175
Trust corpus (40,000,000 units of beneficialinterest authorized, 21,400,000 units issued and outstanding)	574	826

Total liabilities and trust corpus	$1,001	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Royalty revenues	$46,283	$50,011	$148,041	$160,845
Interest income	—	—	1	—
Less: Trust administrative expenses	(426)	(517)	(963)	(960)

Cash earnings	$45,857	$49,494	$147,079	$159,885

Cash distributions	$45,858	$49,496	$147,079	$159,903

Cash distributions per unit	$2.1429	$2.3129	$6.8729	$7.4721

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Trust corpus at beginning of period	$569	$477	$826	$890
Cash earnings	45,857	49,494	147,079	159,885
(Increase) decrease in accrued expenses	6	325	(252)	(72)
Cash distributions	(45,858)	(49,496)	(147,079)	(159,903)

Trust corpus at end of period	$574	$800	$574	$800

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2013

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

September 30, 2013

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2013 and December 31, 2012, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2013 and 2012. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2013 and December 31, 2012, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2013

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

September 30, 2013

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

September 30, 2013

the new legislation may result in an increase or decrease in Production Taxes based on the production tax value of the oil produced for any period. A group of Alaska citizens has sponsored a referendum to repeal the new legislation. If the referendum is certified, it will appear on the primary ballot in August 2014.

(6)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2013 and 2012 were adjusted by BP Alaska to compensate for the (overpayment) underpayment of royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during these quarters and the royalty payment by BP Alaska with respect to these quarters was based on estimates by BP Alaska of production levels because actual data was not available by the date on which payment was required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payment due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payments Received
	Jul. 2013	Jan. 2013	Jan. 2012
Royalty payment as calculated	$46,321	$50,560	$53,690
Adjustment for previous quarter’s (overpayment) underpayment, plus accrued interest	(38)	(848)	254

Total payment received	$46,283	$49,712	$53,944

(7)	Subsequent Event

On October 15, 2013 the Trust received a cash distribution of approximately $46,813 (in thousands) from BP Alaska with respect to the quarter ended September 30, 2013. On October 21, 2013, after adding interest received with respect to the cash reserve fund and deducting Trust administrative expenses, the Trustee distributed approximately $46,394 (approximately $2.17 per Unit) to Unit holders of record on October 15, 2013.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2013 and 2012, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2013 and 2012, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2013 and 2012 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2013	06/30/2013	$94.14	$16.80	1.794	$30.13	$24.76	$39.25	79.0
Apr 2013	03/31/2013	$94.40	$16.80	1.788	$30.03	$24.99	$39.40	89.3
Jan 2013	12/31/2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18	92.6
Jul 2012	06/30/2012	$93.47	$16.70	1.770	$29.55	$24.98	$38.94	85.9
Apr 2012	03/31/2012	$102.86	$16.70	1.753	$29.28	$31.29	$42.29	94.1
Jan 2012	12/31/2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48	92.2

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

The Quarterly Distributions received by the Trust from BP Alaska in July 2013, January 2013 and January 2012 were adjusted by BP Alaska to compensate for overpayment and underpayment of royalties due to the Trust with respect to the quarters ended March 31, 2013, September 30, 2012 and September 30, 2011. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2013 and 2012 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2013 Compared to

Three Months Ended September 30, 2012

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2012 to the second quarter of 2013 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2012 and 2013. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2012 to the third quarter of 2013.

		Increase (decrease)
	3 Months Ended 6/30/2013	Amount	Percent	3 Months Ended 6/30/2012
Average WTI Price	$94.14	$0.67	0.7	$93.47
Adjusted Chargeable Costs	$30.13	$0.58	2.0	$29.55
Average Production Taxes	$24.76	$(0.22)	(0.9)	$24.98
Average Per Barrel Royalty	$39.25	$0.31	0.8	$38.94
Average net production (mb/d)	79.0	(6.9)	(8.0)	85.9

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.70 in 2012 to $16.80 in 2013. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field.

		Increase (decrease)
	3 Months Ended 9/30/2013	Amount	Percent	3 Months Ended 9/30/2012
	(Dollar amounts in thousands)
Royalty revenues	$46,283	$(3,728)	(7.5)	$50,011
Cash earnings	$45,857	$(3,637)	(7.3)	$49,494
Cash distributions	$45,858	$(3,638)	(7.4)	$49,496
Administrative expenses	$426	$(91)	(17.6)	$517

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the lower average net production that prevailed in the second quarter of 2013, compared to the second quarter of 2012. The decrease in administrative expenses reflects certain decreases in the overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2013 Compared to

Nine Months Ended September 30, 2012

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2012 to the nine months ended June 30, 2013 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2012 to the first nine months of 2013.

		Increase (decrease)
	9 Months Ended 6/30/2013	Amount	Percent	9 Months Ended 6/30/2012
Average WTI Price	$92.23	$(4.52)	(4.7)	$96.75
Adjusted Chargeable Costs	$29.92	$4.37	17.1	$25.55
Average Production Taxes	$23.71	$(3.54)	(13.0)	$27.25
Average Per Barrel Royalty	$38.61	$(1.63)	(4.1)	$40.24
Average net production (mb/d)	87.0	(3.7)	(4.1)	90.7

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.70 in 2012 to 16.80 in 2013, as well as from the marginal increase in the Cost Adjustment Factor between the two periods. As noted above, the decline in average net production from the 1989 Working Interests between the two periods reflects the declining rate of production from the Prudhoe Bay field. This resulted in a decrease in the average Production Taxes between the two periods.

		Increase (decrease)
	9 Months Ended 9/30/2013	Amount	Percent	9 Months Ended 9/30/2012
	(Dollar amounts in thousands)
Royalty revenues	$148,041	$(12,804)	(8.0)	$160,845
Cash earnings	$147,079	$(12,806)	(8.0)	$159,885
Cash distributions	$147,079	$(12,824)	(8.0)	$159,903
Administrative expenses	$963	$3	0.3	$960

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due primarily to the lower average WTI Prices and the lower average net production that prevailed in the nine months ended June 30, 2013, compared to the nine months ended June 30, 2013.

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

Date: November 8, 2013

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