Form 10-K
period 2013-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2014-02-28
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act     Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $2,060,178,000.

As of February 28, 2014, 21,400,000 Units of Beneficial Interest were outstanding.

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

The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://bpt.investorhq.businesswire.com. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Suite 500, Austin, TX 78701, Attention: Global Corporate Trust – Corporate Finance; by telephone to: (512) 236-6565; or by e-mail to: maryjo.davis@bnymellon.com.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $13.25 during 2009, $14.50 during 2010, $16.60 during 2011, $16.70 during 2012 and $16.80 during 2013. Chargeable Costs for 2014 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel	Calendar year	Chargeable Costs per barrel
2014	$16.90	2018	$20.00
2015	17.00	2019	23.75
2016	17.10	2020	26.50
2017	17.20

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill further amending the Production Tax Statutes with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, Alaska Governor Sean Parnell signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

On January 15, 2014, Trustee executed a letter agreement with BP Alaska dated January 15, 2014 (the “2014 Letter Agreement”) regarding the implementation of the Act with respect to the Trust.

Pursuant to the 2014 Letter Agreement, Production Taxes for the Trust’s Royalty Production will equal the tax for the relevant quarter, minus the allowable monthly stair-step per-barrel tax credits for the Royalty Production during that quarter. If there is a “minimum tax”-related limitation on the amount of the stair-step per-barrel tax credits that could otherwise be claimed for any quarter during the year, any difference between that limitation as preliminarily determined on a quarterly basis and the actual limitation for the entire year will be reflected in the payment to the Trust for the first quarter Royalty Production in the following year.

Opponents of the Act organized a petition drive to put a referendum to repeal the Act on the ballot in Alaska’s next statewide election. On July 13, 2013 the referendum supporters made a timely submission of the signatures that they had gathered in support for the referendum. The Alaska Division of Elections certified that there were enough valid signatures to place the referendum on the ballot for the next statewide election, which will be the 2014 primary election on August 19, 2014, unless the Legislature, during its regular session that began in January, 2014, schedules a special statewide election for an earlier date. If the Act is rejected in the referendum, then, pursuant to the 2014 Letter Agreement, the methodology for calculating Production Taxes on the Trust’s Royalty Production will revert back to the methodology that was previously used before the effective date of the amendments to the Tax under the Act.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2009:
4th Qtr 2008	$58.03	$13.00	1.636	$21.26	$11.42	$25.35
1st Qtr 2009	43.20	13.25	1.634	21.65	5.43	16.13
2nd Qtr 2009	59.74	13.25	1.647	21.82	11.03	26.89
3rd Qtr 2009	68.13	13.25	1.662	22.02	14.57	31.54
Calendar 2010:
4th Qtr 2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19
1st Qtr 2010	78.59	14.50	1.669	24.20	18.96	35.43
2nd Qtr 2010	77.96	14.50	1.680	24.36	18.59	35.01
3rd Qtr 2010	76.04	14.50	1.681	24.37	17.43	34.23
Calendar 2011:
4th Qtr 2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96
1st Qtr 2011	94.12	16.60	1.704	28.29	26.10	39.74
2nd Qtr 2011	102.58	16.60	1.740	28.88	31.48	42.21
3rd Qtr 2011	89.52	16.60	1.744	28.96	22.69	37.87
Calendar 2012:
4th Qtr 2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48
1st Qtr 2012	102.86	16.70	1.753	29.28	31.29	42.29
2nd Qtr 2012	93.47	16.70	1.770	29.55	24.98	38.94
3rd Qtr 2012	92.36	16.70	1.774	29.62	23.98	38.76
Calendar 2013:
4th Qtr 2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18
1st Qtr 2013	94.40	16.80	1.788	30.03	24.98	39.38
2nd Qtr 2013	94.14	16.80	1.794	30.13	24.76	39.25
3rd Qtr 2013	105.94	16.80	1.801	30.25	32.79	42.89

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2013 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2013, approximately 11.51 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2013 there were about 1,159 active producing oil wells, 32 gas reinjection wells, 163 water injection wells and 23 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2013 were: 38 in 2011, 44 in 2012 and 57 in 2013. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 243 barrels per day in 2009, 211 barrels per day in 2010, 204 barrels per day in 2011, 197 barrels per day in 2012 and 188 barrels per day in 2013.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field	Net to 1989 Working Interests
	(thousand barrels per day)
2009	189.1	83.9	63.0	7.6
2010	183.9	81.6	59.0	7.1
2011	180.3	80.0	50.8	6.2
2012	177.8	79.7	47.8	5.8
2013	173.4	77.7	44.6	5.4

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 534 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2013 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2014 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2013 were 71.546 million barrels of oil and condensate, of which 64.748 million barrels are proved developed reserves2 and 6.798 million barrels are proved undeveloped

[2]	Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

reserves3. Approximately 1.74 million barrels of net Proved Undeveloped reserves attributable to the Trust were converted into proved developed reserves during 2013 as a result of drilling and well treatment activities. Net Proved Undeveloped Reserves attributable to the Trust were reduced by approximately 0.05 million barrels during 2013 as a result of well treatments and reserve revisions. In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over an extended period of time given the magnitude of the development. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2013. To the extent that the estimated volumes of proved undeveloped reserves include reserves the development of which is scheduled to commence after five years, the inclusions are based on a development plan which calls for drilling wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. Based on the 2013 twelve-month average WTI Price4 of $96.78 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2013 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $2,437.2 million, with a present value of $1,546.1 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field. The engineering staff members assigned to the Trust project are all university graduates, with degrees in petroleum engineering and/or advanced degrees in petroleum or chemical engineering. All are licensed professional engineers with over 25 years of diversified experience, including at least 10 years of experience with the Trust. A copy of the February 12, 2013 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2011, 2012 and 2013. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the 2013 twelve-month average WTI Price of $96.78 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2029. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate after that year; however, for the economic conditions and production forecast as of December 31, 2013 the Per Barrel Royalty will be zero following the year 2029.

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

Since the end of 2006, the corrosion monitoring and mitigation practices for the oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation. The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The applicable requirements of the subsequent regulations of the PIPES Act began to be phased in in 2012. See “THE PRUDHOE BAY UNIT AND FIELD – Collection and Transportation of Prudhoe Bay Oil” above.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2029. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2013, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.

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

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. In 2008, two subsidiaries of Calgary-based TransCanada Corporation (“TransCanada”) were issued a license by the state of Alaska under the Alaska Gasline Inducement Act (“AGIA”) to construct a large-diameter natural gas pipeline from the North Slope. Under the license, the state agree to provide up to $500 million in matching funds and other incentives in exchange for TransCanada doing its best to secure customers for the pipeline, financing, and regulatory clearances from the Federal Energy Regulatory Commission (“FERC”) and Canadian authorities. TransCanada and affiliates of ExxonMobil have combined to promote a joint venture named the “Alaska Pipeline Project.” The Alaska Pipeline Project originally contemplated a large-diameter pipeline extending from the North Slope through Alaska, and then into Canada through the Yukon Territory and British Columbia to the existing Alberta Storage Hub. The Alaska Pipeline Project proposal also included an alternative pipeline route that would extend from the North Slope to a third-party liquefied natural gas terminal near Valdez, Alaska.

In May 2012, TransCanada terminated its open season to transport North Slope gas through its Alaska Pipeline Project due to unsuccessful efforts to secure transportation agreements. TransCanada also notified FERC in May 2012 that it was curtailing interim work on the Alberta pipeline option, but that it was working with other North Slope producers to explore the feasibility of developing a liquefied natural gas (“LNG”) export terminal at an undetermined location in South Central Alaska. TransCanada estimated that it would file an application with FERC for that project in October 2014. FERC has stopped work on an environmental impact statement for the Alberta pipeline project.

In October 2012, ExxonMobil, ConocoPhillips, BP and TransCanada notified Alaska Governor Sean Parnell that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. The project contemplates building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquefied natural gas would be exported to Asia. The new project would also include natural gas processing facilities and a natural-gas export terminal. The announcement by the consortium followed a March 2012 settlement between the state of Alaska and the companies over a dispute relating to leases at the Point Thomson field, located east of the Prudhoe Bay field. The companies were allowed to keep their large leases in exchange for promises to begin first oil production from Point Thomson by 2016 and to combine their competing projects.

On January 10, 2014, Governor Parnell announced that the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project. The Governor stated that the state will terminate its involvement with TransCanada as its licensee under the AGIA, but that TransCanada would remain a partner in the project under a more traditional commercial agreement. On January 15, 2014, it was announced that ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project, laying the commercial framework for the development of the natural gas pipeline from the North Slope to the south-central Alaska coast. The HOA parties expect the state’s participating interest in each component of the project to be 20 to 25%. ExxonMobil, BP, ConocoPhillips and TransCanada last year selected the Nikiski area of the Kenai Peninsula as the leading site for the LNG plant.

The HOA terminates December 31, 2015, unless extended by mutual agreement of the parties. On January 27, 2014, legislation was introduced to authorize the state to pursue an equity position in the LNG pipeline.

It is expected that the LNG export project could take a decade or more to complete due to the scale of construction and the number and complexity of technical, legal, political and financial issues involved. It is anticipated that the cost of the project could be in excess of $65 billion. However, it is expected that upon completion of the project, billions of dollars in natural gas that is now stranded on the North Slope could be transported.

It is expected that Alaskan natural gas would encounter substantial competition for customers in Asian markets, since several large liquefied natural gas projects are expected to come online in Australia in the next few years to meet Asian energy demand. There is also a more developed project to export liquefied natural gas from British Columbia, where gas production costs may be lower.

•	While Royalty Production from the Prudhoe Bay field may have been adversely affected by the 2007 changes to the Alaska Production Tax Statutes, the effect of the 2013 changes to the Alaska Production Tax Statutes on Royalty Production from the Prudhoe Bay field is unpredictable.

The 2007 adoption of ACES (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 Amendments. Since 2007, BP Alaska’s spending on production adding activity, adjusted for inflation, has been flat to declining. As noted (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above), the Production Tax Statutes were amended in 2013 with the aim of encouraging oil production and investment in Alaska’s oil industry. While the Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES and added a stair-step per-barrel tax credit for oil production, the effect these changes will have on Royalty Production is not currently discernible.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which have been volatile in recent years, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

Even though WTI Prices have been rising generally in recent years, they nevertheless remain subject to significant periodic fluctuations. The general trend of WTI price increases has moderated more recently as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market where most WTI is refined. With these new oil flows from Canada and the United States, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, become oversupplied in 2012, keeping the price of WTI crude oil for much of the year at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI was more likely to trade at a premium to Brent. In December 2012, the U.S. Energy Information Administration (“EIA”) used North Sea Brent instead of WTI for its price forecasts in its Annual Energy Outlook (“AEO”) 2013. This was the first time that Brent was used in the AEO, an acknowledgment of the growing discrepancy between WTI and global crude prices and of the view that Brent had become a better reflection of global oil demand and supply than WTI. In December 2013, the EIA again used Brent for price forecasts in its AEO 2014. EIA expects the discount of WTI crude oil prices to Brent to average around $12 per barrel in 2014.

As noted above, it was generally considered that the WTI spot price had been weighed down due in part to constraints on transportation of crude oil out of the U.S. Midwest market. That market has been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. In November 2011, ConocoPhillips announced it was selling its 50% share of the Seaway crude oil pipeline, which links markets in the Houston area with oil storage facilities near Cushing, to Enbridge, Inc. Enbridge and Enterprise Products Partners, the other joint owner of Seaway, subsequently announced that Seaway intended to reverse oil flows to run north to south. Historically, pipelines have flowed from the Gulf Coast to Cushing. In May 2012, Enbridge and Enterprise completed a project to reverse the flow direction of the Seaway Pipeline.

The reversed Seaway Pipeline was initially able to transport up to 150,000 barrels per day of crude oil from Cushing to the Gulf Coast. The ability to ship crude oil out of Cushing via pipeline, while not eliminating delays in moving WTI crude oil to other markets, was expected to allow WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). As a result, it was anticipated that the price of WTI could be brought more in line with prices for other crude oils trading on the global markets. Following pump station additions and modifications, the Seaway Pipeline capacity was increased in 2013 to 400,000 barrels per day to further relieve the glut of crude oil at Cushing. A “Seaway Twin” pipeline running parallel to the reversed Seaway Pipeline and with an anticipated capacity of 450,000 barrels per day is expected to start up in the second quarter of 2014.

Other pipeline projects from the Mid-continent to Gulf Coast refining centers are also expect to reduce the cost of transporting crude oil to refiners. For example, the southern leg of TransCanada’s Keystone XL pipeline network, known as the Gulf Coast Pipeline, would expand the reach of the network by adding a segment from Cushing to the Gulf Coast of Texas. In this segment, domestic oil would be added to the pipeline at Cushing and would then extend 485 miles to a delivery point near terminals in Nederland, Texas to serve the Port Arthur, Texas marketplace. Construction of a lateral line extending the system from Nederland to Houston-area refineries is under way and is expected to start up this year. On January 22, 2014, the Gulf Coast Pipeline began delivering crude oil to Texas refineries. The Gulf Coast pipeline is projected to average 520,000 barrels a day during its first year and will be expandable to transport 830,000 barrels of oil per day to Gulf Coast refineries.

While energy price forecasts are highly uncertain, EIA projects that the Brent crude oil prices will average $105 per barrel and $102 per barrel in 2014 and 2015, respectively, as non-OPEC supply growth is expected to exceed the growth in world consumption. EIA forecasts that the WTI price will average $93 per barrel in 2014 and $90 per barrel in 2015.

Oil production in the United States has also increased at the fastest rate in almost two decades owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction. This increase, according the International Energy Agency’s November 2013 World Energy Outlook, has put the U.S. on a course to become the world’s top producer of oil by 2015, five years earlier than previous forecasts.

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

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2011, 2012 and 2013, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2013.

	High	Low	Distributions Per Unit
2012:
First Quarter	$127.00	$112.77	$2.516
Second Quarter	129.49	104.04	2.643
Third Quarter	122.00	75.12	2.313
Fourth Quarter	94.43	65.56	1.822
2013:
First Quarter	$83.98	$70.70	$2.315
Second Quarter	97.21	77.75	2.415
Third Quarter	98.22	82.05	2.143
Fourth Quarter	89.83	74.52	2.168

As of February 2, 2014, 21,400,000 Units were outstanding and were held by 385 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2013.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

		Year ended December 31
	2013	2012	2011	2010	2009
	(in thousands, except per Unit amounts)
Royalty revenues	$194,854	200,019	202,325	184,042	130,014
Litigation expense reimbursement	$—	—	—	1,705	—
Settlement revenue	$—	—	—	—	29,474
Interest income	$1	1	1	2	4
Trust administration expenses	$(1,382)	(1,152)	(1,217)	(1,338)	(1,459)

Cash earnings	$193,473	198,868	201,109	184,411	158,033

Cash distributions	$193,473	198,885	201,092	213,885	128,575

Cash distributions per unit	$9.041	9.294	9.397	9.995	6.008

			December 31
	2013	2012	2011	2010	2009
	(dollar amounts in thousands)
Trust corpus	$863	826	890	862	32,273
Total assets	$1,001	1,001	1,018	1,001	32,484
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2011, 2012 and 2013. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2012 and 2013 and the period of 2014 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2014 will depend on WTI Prices prevailing during the remainder of the year.

2013 compared to 2012

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

		Increase (decrease)
	12 Months Ended 9/30/2013	Amount	Percent	12 Months Ended 9/30/2012
Average WTI Price	$95.66	$0.01	0.1	$95.65
Adjusted Chargeable Costs	$30.00	$0.66	2.3	$29.34
Average Production Taxes	$25.98	($0.45)	(1.7)	$26.43
Average Per Barrel Royalty	$39.68	($0.19)	(0.5)	$39.87
Average net royalty production (mb/d)	82.6	(0.5)	(0.6)	83.1

Average WTI prices during the twelve months ended September 30, 2013 remained virtually unchanged overall compared to the preceding twelve-month period, despite fluctuating between an average price of $89.52 during October 2012 and an average price of $106.31 during September 2013, with a high average price of $106.55 during August 2013 and a low average price of $86.69 during November 2012. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $16.70 in calendar 2012 to $16.80 in calendar 2013, resulted in the increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2013. The decrease in Production Taxes during the twelve-month period was primarily due to the modest decline in the production levels from the 1989 Working Interest for the twelve-month period. The decline in production levels during this period resulted primarily from two TAPS-related planned maintenance events and two planned Greater Prudhoe Bay field facility turnarounds during the second and third quarters of 2013.

		Increase (decrease)
	Year Ended 12/31/2013	Amount	Percent	Year Ended 12/31/2012
	(Dollars in thousands)
Royalty revenues	$194,854	($5,165)	(2.6)	$200,019
Cash earnings	$193,473	($5,395)	(2.8)	$198,868
Cash distributions	$193,473	($5,412)	(2.8)	$198,885
Administrative expenses	$1,382	$230	20.0	$1,152
Trust corpus at year end	$863	$37	4.5	$826

The decline in the production levels from the 1989 Working Interest due to the two TAPS-related planned maintenance events and the two facility turnarounds at the Greater Prudhoe Bay field during the second and third quarters of 2013 had a corresponding effect on royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2013. The increase in administrative expenses reflects certain increases in the overall costs of supplies and services and timing differences in accruals of expenses.

2012 compared to 2011

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2013 and 2012, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2013 and 2012, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2013, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

February 28, 2014

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay RoyaltyTrust as of December 31, 2013 and 2012, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

(signed) KPMG LLP

Dallas, Texas

February 28, 2014

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Note 2)	$1,001	$1,001

Total assets	$1,001	$1,001

Liabilities and Trust Corpus
Accrued expenses	$138	$175
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	863	826

Total liabilities and trust corpus	$1,001	$1,001

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2013	2012	2011
Royalty revenues	$194,854	$200,019	$202,325
Interest income	1	1	1
Less: Trust administrative expenses	(1,382)	(1,152)	(1,217)

Cash earnings	$193,473	$198,868	$201,109

Cash distributions	$193,473	$198,885	$201,092

Cash distributions per unit	$9.041	$9.294	$9.397

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Trust corpus at beginning of year	$826	$890	$862
Cash earnings	193,473	198,868	201,109
(Increase) decrease in accrued expenses	37	(47)	11
Cash distributions	(193,473)	(198,885)	(201,092)

Trust corpus at end of year	$863	$826	$890

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

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

December 31, 2013

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2013 and 2012, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2013, 2012 and 2011. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2013 and 2012, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

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

December 31, 2013

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill further amending the Production Tax Statutes with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, Alaska Governor Sean Parnell signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

On January 15, 2014, the Trustee executed a letter agreement with BP Alaska dated January 15, 2014 (the “2014 Letter Agreement”) regarding the implementation of the Act with respect to the Trust.

Pursuant to the 2014 Letter Agreement, Production Taxes for the Trust’s Royalty Production will equal the tax for the relevant quarter, minus the allowable monthly stair-step per-barrel tax credits for the Royalty Production during that quarter. If there is a “minimum tax”-related limitation on the amount of the stair-step per-barrel tax credits that could otherwise be claimed for any quarter during the year, any difference between that limitation as preliminarily determined on a quarterly basis and the actual limitation for the entire year will be reflected in the payment to the Trust for the first quarter Royalty Production in the following year.

Opponents of the Act organized a petition drive to put a referendum to repeal the Act on the ballot in Alaska’s next statewide election. On July 13, 2013 the referendum supporters made a timely submission of the signatures that they had gathered in support for the referendum. The Alaska Division of Elections certified that there were enough valid signatures to place the referendum on the ballot for the next statewide election, which will be the 2014 primary election on August 19, 2014, unless the Legislature, during its regular session that began in January, 2014, schedules a special statewide election for an earlier date. If the Act is rejected in the referendum, then, pursuant to the 2014 Letter Agreement, the methodology for calculating Production Taxes on the Trust’s Royalty Production will revert back to the methodology that was previously used before the effective date of the amendments to the Tax under the Act.

(6)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2013, 2012 and 2011 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

	2013 Payments Received
	January	April	July	October
Royalty payment as calculated	$50,560	$52,046	$46,321	$46,616
Adjustment for underpayment (overpayment), plus accrued interest	(848)	—	(38)	187

Net payment received	$49,712	$52,046	$46,283	$46,813

	2012 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,690	$56,890	$50,011	$38,987
Adjustment for underpayment (overpayment), plus accrued interest	254	—	—	187

Net payment received	$53,944	$56,890	$50,011	$39,174

	2011 Payments Received
	January	April	July	October
Royalty payment as calculated	$51,645	$51,726	$56,783	$42,186
Adjustment for underpayment (overpayment), plus accrued interest	16	—	(31)	—

Net payment received	$51,661	$51,726	$56,752	$42,186

(7)	Subsequent Event

In January 2014, the Trust received a payment of $54,221,994 from BP Alaska. This payment consisted of $53,826,875, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2013, plus $395,119, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2013. On January 17, 2014, after deducting Trust administrative expenses, the Trustee distributed $54,095,053 to Unit holders of record on January 15, 2014.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands, except unit data):

	2013 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$49,712	$52,046	$46,283	$46.813
Interest income	—	—	—	1
Trust administrative expenses	(167)	(370)	(426)	(419)

Cash earnings	$49,545	$51,676	$45,857	$46,395

Cash distributions	$49,545	$51,676	$45,858	$46,394

Cash distributions per unit	$2.3152	$2.4148	$2.1429	$2.1679

	2012 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$53,944	$56,890	$50,011	$39,174
Interest income	—	—	—	1
Trust administrative expenses	(117)	(326)	(517)	(192)

Cash earnings	$53,827	$56,564	$49,494	$38,983

Cash distributions	$53,845	$56,562	$49,496	$38,982

Cash distributions per unit	$2.5161	$2.6431	$2.3129	$1.8216

	2011 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$51,661	$51,726	$56,752	$42,186
Interest income	—	1	—	—
Trust administrative expenses	(86)	(556)	(276)	(299)

Cash earnings	$51,575	$51.171	$56,476	$41,887

Cash distributions	$51,531	$51,216	$56,476	$41,869

Cash distributions per unit	$2.4080	$2.3933	$2.6391	$1.9565

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2013 ($96.78 per barrel), 2012 ($94.71 per barrel) and 2011 ($96.19 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2013, 2012 and 2011, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2013, 2012 and 2011, were estimated to be 72, 76 and 82 million barrels, respectively (of which 65, 71 and 73 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2013, 2012and 2011, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2013, 2012 and 2011 of $96.78, $94.71 and $96.19 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

	December 31,
	2013	2012	2011
Future cash inflows	$2,437,195	$2,175,986	$2,460,471
10% annual discount forestimated timing of cash flows	(891,072)	(861,128)	(1,027,358)

Standardized measure of discounted futurenet cash flow (a)	$1,546,123	$1,314,858	$1,433,133

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2013	2012	2011
Net changes in prices and production costs	$73,883	$(109,360)	$704,603
Net change in production taxes	232,983	53,634	(366,032)
Other	528	(630)	212

	307,394	(56,356)	338,783
Royalty income received (b)	(190,086)	(186,676)	(195,087)
Accretion of discount	113,957	124,777	102,929

Net increase (decrease) during the year	$231,265	$(118,255)	$246,625

(b)	For the purpose of this calculation, royalty income received for 2013, 2012 and 2011 includes the following:

Period October 1, 2013 through December 31, 2013	$54,222
Period October 1, 2012 through December 31, 2012	$49,712
Period October 1, 2011 through December 31, 2011	$53,944

The above royalty income was received by the Trust in January 2014, 2013 and 2012, respectively.

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2013

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2010	78,275
Revisions of previous estimates (1)	9,150
Production	(5,121)

December 31, 2011	82,304
Revisions of previous estimates (2)	(1,791)
Production	(4,996)

December 31, 2012	75,517
Revisions of previous estimates (3)	952
Production	(4,923)

December 31, 2013	71,546
Proved developed reserves (thousands of barrels) as of:
December 31, 2011	73,476
December 31, 2012	70,676
December 31, 2013	64,748
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2011	8,828
December 31, 2012	4,841
December 31, 2013	6,798

(1)	The positive revision in year-end 2011 reserves reflects an increase in the WTI Price from $79.43 per barrel for 2010 to $96.19 per barrel for 2011 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2010 and 2011, respectively.
(2)	The negative revision in year-end 2012 reserves reflects a decrease in the WTI Price from $96.19 per barrel for 2011 to $94.71 per barrel for 2012 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2011 and 2012, respectively.
(3)	The positive revision in year-end 2013 reserves reflects an increase in the WTI price from $94.71 per barrel for 2012 to $96.78 per barrel for 2013 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2012 and 2013, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2013.

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

As of the end of calendar year 2013, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting. The Bank of New York Mellon, as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 37.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2013 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2011	$155,430	$4,751
2012	155,430	—
2013	155,430	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2014, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2013 and 2012 are:

	2013	2012
Audit	$157,750	$153,000
Audit related	$20,000	20,000
Tax	$225,000	206,332
Other	—	—

	$402,750	$379,322

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

                    Report of Independent Registered Public Accounting Firm

                     Statements of Assets, Liabilities and Trust Corpus as of December 31, 2013 and 2012

                     Statements of Cash Earnings and Distributions for the years ended December 31, 2013, 2012 and 2011

                     Statements of Changes in Trust Corpus for the years ended December 31, 2013, 2012 and 2011

                    Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 12, 2014.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Mike Ulrich
Mike Ulrich
Vice President

February 28, 2014

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 12, 2014.

*	Filed herewith.