Form 10-Q
period 2014-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2014-08-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,001	$1,001

Total assets	$1,001	$1,001

Liabilities and Trust Corpus
Accrued expenses	$300	$138
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	701	863

Total liabilities and trust corpus	$1,001	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Royalty revenues	$64,860	$52,046	$119,082	$101,758
Less: Trust administrative expenses	(467)	(370)	(594)	(537)

Cash earnings	$64,393	$51,676	$118,488	$101,221

Cash distributions	$64,393	$51,676	$118,488	$101,221

Cash distributions per unit	$3.0090	$2.4148	$5.5368	$4.7300

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Trust corpus at beginning of period	$526	$623	$863	$826
Cash earnings	64,393	51,676	118,488	101,221
(Increase) decrease in accrued expenses	175	(54)	(162)	(257)
Cash distributions	(64,393)	(51,676)	(118,488)	(101,221)

Trust corpus at end of period	$701	$569	$701	$569

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2014

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

June 30, 2014

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2014 and December 31, 2013, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2014 and 2013. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2014 and December 31, 2013, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

	Payments Received (In thousands)
	Apr. 2014	Jan. 2014	Jan. 2013
Royalty payment as calculated	$64,924	$53,827	$50,560
Adjustment for underpayment (overpayment), plus accrued interest	(64)	395	(848)

Net payment received	$64,860	$54,222	$49,712

(7)	Subsequent Event

In July 2014 the Trust received a cash distribution of approximately $65,188,000 from BP Alaska. This payment consisted of $65,000,000, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2014, plus $188,000, representing the amount of a net underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended March 31, 2014, December 31, 2013 and September 30, 2013. On July 20, 2014, after deducting Trust administrative expenses, the Trustee distributed $64,897,000 (approximately $3.03 per Unit) to Unit holders of record on July 15, 2014.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2014 and 2013, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2014 and 2013 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2014	03/31/2014	$98.58	$16.90	1.808	$30.55	$17.50	$50.52	86.9
Jan 2014	12/31/2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33	88.3

Apr 2013	03/31/2013	$94.40	$16.80	1.788	$30.03	$24.99	$39.40	89.3
Jan 2013	12/31/2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18	92.6

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

The Quarterly Distributions received by the Trust from BP Alaska in April 2014, January 2014 and January 2013 were adjusted by BP Alaska to compensate for overpayment and underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2013, September 30, 2013 and September 30, 2012, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three and six-month periods ended June 30, 2014 and 2013 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2014 Compared to

Three Months Ended June 30, 2013

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2013 to the first quarter of 2014 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2013 and 2014. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2013 to the second quarter of 2014.

		Increase (decrease)
	3 Months Ended 3/31/2014	Amount	Percent	3 Months Ended 3/31/2013
Average WTI Price	$98.58	$4.18	4.4	$94.40
Adjusted Chargeable Costs	$30.55	$0.52	1.7	$30.03
Average Production Taxes	$17.50	($7.49)	(30.0)	$24.99
Average Per Barrel Royalty	$50.52	$11.12	28.2	$39.40
Average net production (mb/d)	86.9	(2.4)	(2.7)	89.3

The increase in adjusted Chargeable Costs resulted principally from the scheduled increase in Chargeable Costs from $16.80 in 2013 to $16.90 in 2014. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The rate of decrease in Production Taxes reflects the changes to the Alaska Production Tax Statutes by the Act, which took effect January 1, 2014. The reduction in Production Taxes contributed to the increase in the average Per Barrel Royalty by lowering total costs. The decline in average net production from the 1989 Working Interests between the two periods reflects a combination of (1) naturally declining production rate from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods, both of which were partially offset by ongoing development activity and projects.

		Increase (decrease)
	3 Months Ended 6/30/2014	Amount	Percent	3 Months Ended 6/30/2013
	(Dollar amounts in thousands)
Royalty revenues	$64,860	$12,814	24.6	$52,046
Cash earnings	$64,393	$12,717	24.6	$51,676
Cash distributions	$64,393	$12,717	24.6	$51,676
Administrative expenses	$467	$97	26.2	$370

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2014, compared to the first quarter of 2013, and to the reduction in Production Taxes in the first quarter of 2014 as a result of the changes to the Alaska Production Tax Statutes, which took effect January 1, 2014. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2014 Compared to

Six Months Ended June 30, 2013

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2013 to the six months ended March 31, 2014 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2013 to the first six months of 2014.

		Increase (decrease)
	6 Months Ended 3/31/2014	Amount	Percent	6 Months Ended 3/31/2013
Average WTI Price	$97.98	$6.74	7.4	$91.24
Adjusted Chargeable Costs	$30.35	$0.53	1.8	$29.82
Average Production Taxes	$22.20	($0.98)	(4.2)	$23.18
Average Per Barrel Royalty	$45.43	$7.14	18.6	$38.29
Average net production (mb/d)	87.6	(3.4)	(3.7)	91.0

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.80 in 2013 to 16.90 in 2014. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The increase in the average Per Barrel Royalty resulted from the increase in average WTI Prices for the period as well as the decrease in Production Taxes for the three months ended March 31, 2014 as a result of the changes to the Alaska Production Statutes by the Act, which took effect January 1, 2014. The decline in average net production from the 1989 Working Interests between the two periods reflects a combination of (1) naturally declining production rate from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	6 Months Ended 6/30/2014	Amount	Percent	6 Months Ended 6/30/2013
	(Dollar amounts in thousands)
Royalty revenues	$119,082	$17,324	17.0	$101,758
Cash earnings	$118,488	$17,267	17.1	$101,221
Cash distributions	$118,488	$17,267	17.1	$101,221
Administrative expenses	$594	$57	10.6	$537

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the six months ended March 31, 2014 compared to the six months ended March 31, 2013 and to the reduction in Production Taxes in the first quarter of 2014 as a result of the changes to the Alaska Production Tax Statutes, which took effect January 1, 2014. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

Date: August 8, 2014

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