Form 10-Q
period 2014-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2014-11-07
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,001	$1,001

Total assets	$1,001	$1,001

Liabilities and Trust Corpus

Accrued expenses	$265	$138

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issuedand outstanding)	736	863

Total liabilities and trust corpus	$1,001	$1,001

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Royalty revenues	$65,188	$46,283	$184,270	$148,041
Interest income	—	—	—	1
Less: Trust administrative expenses	(291)	(426)	(885)	(963)

Cash earnings	$64,897	$45,857	$183,385	$147,079

Cash distributions	$64,897	$45,858	$183,385	$147,079

Cash distributions per unit	$3.0326	$2.1429	$8.5694	$6.8729

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Trust corpus at beginning of period	$701	$569	$863	$826
Cash earnings	64,897	45,857	183,385	147,079
(Increase) decrease in accrued expenses	35	6	(127)	(252)
Cash distributions	(64,897)	(45,858)	(183,385)	(147,079)

Trust corpus at end of period	$736	$574	$736	$574

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2014

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

September 30, 2014

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2014 and December 31, 2013, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2014 and 2013. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2014 and December 31, 2013, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2014

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

September 30, 2014

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill aimed at encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly progressivity tax rate implemented by the 2006 Amendments and ACES, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2014

below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

A referendum to repeal the Act was on the August 19, 2014 primary ballot in Alaska. The referendum was defeated.

(6)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2014 and 2013 were adjusted by BP Alaska to compensate for the (overpayment) underpayment of royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during these quarters and the royalty payment by BP Alaska with respect to these quarters was based on estimates by BP Alaska of production levels because actual data was not available by the date on which payment was required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payment due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	Payments Received
	Jul. 2014	Apr. 2014	Jan. 2014	Jan. 2013
Royalty payment as calculated	$65,000	$64,924	$53,827	$50,560
Adjustment for underpayment (overpayment), plus accrued interest	188	(64)	395	(848)

Net payment received	$65,188	$64,860	$54,222	$49,712

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2014

(7)	Subsequent Event

In October 2014, the Trust received a payment of approximately $43,634,000 from BP Alaska. This payment consisted of $43,350,000, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2014, plus $284,000, representing the amount of a net underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2014. On October 20, 2014, after deducting Trust administrative expenses, the Trustee distributed $43,378,000 (approximately $2.03 per Unit) to Unit holders of record on October 15, 2014.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2014 and 2013, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2014 and 2013, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2014 and 2013 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

	Is Based on Data for Quarter Ended	Data for Quarter
Royalty Payment in Month		Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2014	06/30/2014	$103.07	$16.90	1.832	$30.96	$19.28	$52.83	82.3
Apr 2014	03/31/2014	$98.58	$16.90	1.808	$30.55	$17.50	$50.52	86.9
Jan 2014	12/31/2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33	88.3

Jul 2013	06/30/2013	$94.14	$16.80	1.794	$30.13	$24.76	$39.25	79.0
Apr 2013	03/31/2013	$94.40	$16.80	1.788	$30.03	$24.99	$39.40	89.3
Jan 2013	12/31/2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18	92.6

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

The Quarterly Distributions received by the Trust from BP Alaska in July 2014, April 2014, January 2014 and January 2013 were adjusted by BP Alaska to compensate for overpayment and underpayment of royalties due to the Trust with respect to the quarters ended March 31, 2014, December 31, 2013, September 30, 2013 and September 30, 2012, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the nine-month periods ended September 30, 2014 and 2013 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2014 Compared to

Three Months Ended September 30, 2013

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2013 to the second quarter of 2014 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2013 and 2014. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2013 to the third quarter of 2014.

	3 Months Ended 6/30/2014	Increase (decrease)		3 Months Ended 6/30/2013
		Amount	Percent
Average WTI Price	$103.07	$8.93	9.5	$94.14
Adjusted Chargeable Costs	$30.96	$0.83	2.8	$30.13
Average Production Taxes	$19.28	($5.48)	(22.1)	$24.76
Average Per Barrel Royalty	$52.83	$13.58	34.5	$39.25
Average net production (mb/d)	82.3	3.3	4.2	79.0

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.80 in 2013 to $16.90 in 2014. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The increase in average net production from the 1989 Working Interests between the two periods reflects a combination of (1) the variance in the impacts of planned and unplanned downtime during the two reporting periods and (2) ongoing development activity and projects, which partially offsets the naturally declining production rate from the Prudhoe Bay field.

	3 Months Ended 9/30/2014	Increase (decrease)		3 Months Ended 9/30/2013
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$65,188	$18,905	40.8	$46,283
Cash earnings	$64,897	$19,040	41.5	$45,857
Cash distributions	$64,897	$19,039	41.5	$45,858
Administrative expenses	$291	($135)	(31.7)	$426

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the second quarter of 2014, compared to the second quarter of 2013, and to the reduction in Production Taxes in the second quarter of 2014 as a result of the changes to the Alaska Production Tax Statutes, which took effect January 1, 2014. The decrease in administrative expenses reflects timing differences in accruals of expenses for supplies and services.

Nine Months Ended September 30, 2014 Compared to

Nine Months Ended September 30, 2013

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2013 to the nine months ended June 30, 2014 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2013 to the first nine months of 2014.

	9 Months Ended 6/30/2014	Increase (decrease)		9 Months Ended 6/30/2013
		Amount	Percent
Average WTI Price	$99.68	$7.45	8.1	$92.23
Adjusted Chargeable Costs	$30.55	$0.63	2.1	$29.92
Average Production Taxes	$21.22	($2.49)	(10.5)	$23.71
Average Per Barrel Royalty	$47.89	$9.28	24.0	$38.61
Average net production (mb/d)	85.8	(1.2)	(1.4)	87.0

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.80 in 2013 to 16.90 in 2014. The Cost Adjustment Factor increased marginally between the two periods due to low inflation. The increase in the average Per Barrel Royalty resulted from the increase in average WTI Prices for the period as well as the decrease in Production Taxes for the six months ended June 30, 2014 as a result of the changes to the Alaska Production Statutes by the Act, which took effect January 1, 2014. The decline in average net production from the 1989 Working Interests between the two periods reflects a combination of (1) naturally declining production rate from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods.

	9 Months Ended 9/30/2014	Increase (decrease)		9 Months Ended 9/30/2013
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$184,270	$36,229	24.5	$148,041
Cash earnings	$183,385	$36,306	24.7	$147,079
Cash distributions	$183,385	$36,306	24.7	$147,079
Administrative expenses	$885	($78)	(8.1)	$963

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 and to the reduction in Production Taxes in the first two quarters of 2014 as a result of the changes to the Alaska Production Tax Statutes, which took effect January 1, 2014. The decrease in administrative expenses reflects timing differences in accruals of expenses for supplies and services.

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

Date: November 7, 2014

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