Form 10-K
period 2014-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2015-03-04
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $2,117,316,000.

As of March 4, 2015, 21,400,000 Units of Beneficial Interest were outstanding.

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

[1]	The term “barrel” is a unit of measure of petroleum liquids equal to 42 United States gallons corrected to 60 degrees Fahrenheit temperature.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $14.50 during 2010, $16.60 during 2011, $16.70 during 2012, $16.80 during 2013 and $16.90 during 2014. Chargeable Costs for 2015 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel	Calendar year	Chargeable Costs per barrel
2015	$17.00	2019	$23.75
2016	17.10	2020	26.50
2017	17.20	2021	29.25
2018	20.00	2022	32.00

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2010:
4th Qtr 2009	$75.90	$13.25	1.666	$22.07	$18.64	$35.19
1st Qtr 2010	78.59	14.50	1.669	24.20	18.96	35.43
2nd Qtr 2010	77.96	14.50	1.680	24.36	18.59	35.01
3rd Qtr 2010	76.04	14.50	1.681	24.37	17.43	34.23

Calendar 2011:
4th Qtr 2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96
1st Qtr 2011	94.12	16.60	1.704	28.29	26.10	39.74
2nd Qtr 2011	102.58	16.60	1.740	28.88	31.48	42.21
3rd Qtr 2011	89.52	16.60	1.744	28.96	22.69	37.87

Calendar 2012:
4th Qtr 2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48
1st Qtr 2012	102.86	16.70	1.753	29.28	31.29	42.29
2nd Qtr 2012	93.47	16.70	1.770	29.55	24.98	38.94
3rd Qtr 2012	92.36	16.70	1.774	29.62	23.98	38.76

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty

Calendar 2013:
4th Qtr 2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18
1st Qtr 2013	94.40	16.80	1.788	30.03	24.98	39.38
2nd Qtr 2013	94.14	16.80	1.794	30.13	24.76	39.25
3rd Qtr 2013	105.94	16.80	1.801	30.25	32.79	42.89

Calendar 2014:
4th Qtr 2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33
1st Qtr 2014	98.58	16.90	1.808	30.55	17.50	50.52
2nd Qtr 2014	103.07	16.90	1.832	30.96	19.28	52.83
3rd Qtr 2014	97.31	16.90	1.831	30.95	16.60	49.75

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2014 is shown in the following table:

	Oil rim		Gas cap
BP Alaska	26.36	%(a)	26.36	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.08		36.08
Chevron	1.16		1.16

Total	100.00%		100.00%

(a)	The Trust’s share of oil production and condensate is computed based on BP Alaska’s ownership interest in the oil rim participating area of 50.68% as of February 28, 1989. Subsequent decreases in BP Alaska’s participation in oil rim ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not decreased the Trust’s Royalty Interest.

(b)	The Trust’s share of condensate production is computed based on BP Alaska’s ownership interest in the gas cap participating area of 13.84% as of February 28, 1989. Subsequent increases in BP Alaska’s gas cap ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not increased the Trust’s Royalty Interest. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990, produced condensate (defined as the Original Condensate Reserve in the agreement) from the gas cap participating area was allocated to that participating area until a cumulative limit of 1,175 million barrels was reached. This cumulative limit was reached in June 2014, and beginning at that time and continuing thereafter, the condensate is allocated to the oil rim participating area.

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2014, approximately 11.587 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2014 there were about 1152 active producing oil wells, 30 gas reinjection wells, 156 water injection wells and 23 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2014 were: 44 in 2012, 57 in 2013 and new sidetrack completions in 50 existing wells in 2014. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 211 barrels per day in 2010, 204 barrels per day in 2011, 197 barrels per day in 2012, 188 barrels per day in 2013 and 177 barrels per day in 2014.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field	Net to 1989 Working Interests
	(thousand barrels per day)
2010	183.9	81.6	59.0	7.1
2011	180.3	80.0	50.8	6.2
2012	177.8	79.7	47.8	5.8
2013	173.4	77.7	44.6	5.4
2014	184.4	81.8	19.4	2.3

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 513 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2014 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2015 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures have been adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

By letter dated December 19, 2014, BP Alaska advised the Trustee that the portion of the hydrocarbon liquids produced from the initial participating areas of the Prudhoe Bay Unit being allocated as condensate from the gas cap participating area was found to have reached on June 8, 2014 the agreed original condensate reserve of 1,175 million barrels allocated to the working interest owners. As a result, the portion of hydrocarbon liquids previously allocated as condensate to the gas cap participating area will be allocated to the oil rim participating area. This event has had the effect of changing the calculation of the volume of Royalty Production subject to the Royalty Interest because 50.68% of hydrocarbon liquids allocated to the oil rim participating area2 are counted for the purpose of calculating such volume, but only 13.84% of the hydrocarbon liquids are allocated to the gas cap participating area for such purpose.3 The end of the allocation to the gas cap participating area on June 8, 2014 means that volumes of hydrocarbon liquids subject to the Royalty Interest for the second and third quarters of 2014 were greater than the volumes of Royalty Production initially reported by BP Alaska. The correction to the volumes of Royalty Production and the Royalty payments with respect to the Royalty Interest for such quarters were made in conjunction with the scheduled Royalty payment in January 2015 for the quarter ended December 31, 2014. See Note 7 of Notes to Financial Statements below.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2014 were 65.055 million barrels of oil and condensate, of which 61.856 million barrels are proved developed reserves4 and 3.199 million barrels are proved undeveloped

[2]	See note (a) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2014 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.
[3]	See note (b) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2014 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.
[4]	Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

reserves5. Net Proved Undeveloped Reserves attributable to the Trust were reduced by approximately 3.599 million barrels during 2014 as a result of forecast revisions and capital activities including drilling, facility upgrades and well treatments. In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2014. Based on the 2014 twelve-month average WTI Price6 of $94.99 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2014 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flow to the Trust of $2,106.7 million, with a net present value of estimated future cash flows at 10% discount of $1,402.5 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. The engineering staff members assigned to the Trust project are all university graduates, with degrees in petroleum engineering and/or advanced degrees in petroleum or chemical engineering. Assigned staff members include licensed professional engineers with over 25 years of diversified experience, including at least 10 years of experience with the Trust. A copy of the February 13, 2015 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2012, 2013 and 2014. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.” Based on the 2014 twelve-month average WTI Price of $94.99 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2028. BP Alaska expects continued economic production from the Prudhoe Bay field at a declining rate after that year; however, for the economic conditions and production forecast as of December 31, 2014 the Per Barrel Royalty will be zero following the year 2028.

[5]	Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.
[6]	The unweighted arithmetic average of the WTI Price on the first day of each month during the year.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. Royalty payments to the Trust are projected to cease after 2028. Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2014, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected, especially if construction of a gas pipeline makes it economical to produce natural gas from the Prudhoe Bay field on a large scale, as discussed below.

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

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. In October 2012, ExxonMobil, ConocoPhillips, BP and Calgary-based TransCanada Corporation (“TransCanada”) notified Alaska Governor Sean Parnell that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. This project contemplates building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquified natural gas (“LNG”) would be exported to Asia. This project would also include natural gas processing facilities and a natural-gas export terminal. The announcement by the consortium followed a March 2012 settlement between the state of Alaska and the companies over a dispute relating to leases at the Point Thomson field, located east of the Prudhoe Bay field. The companies were allowed to keep their large leases in exchange for promises to begin first oil production from Point Thomson by 2016 and to combine their competing projects. A pipeline connecting the Point Thomson gas field to TAPS was completed in March 2014. The 12-inch, 22-mile pipeline will carry natural gas condensates to the Badami field line that is a common carrier to TAPS. It is expected that the Point Thomson field will start producing 10,000 barrels per day of condensates into TAPS by 2016.

On January 10, 2014, Governor Parnell announced that the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project. On January 15, 2014, it was announced that ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project, laying the commercial framework for the development of the natural gas pipeline from the North Slope to the south-central Alaska coast. The HOA parties expect the state’s participating interest in each component of the project to be 20 to 25%. The Nikiski area of the Kenai Peninsula has been selected as the leading site for the LNG plant. The HOA terminates December 31, 2015, unless extended by mutual agreement of the parties.

On April 20, 2014, the Alaska legislature approved a measure directing state negotiations with ExxonMobil, BP, ConocoPhillips and TransCanada toward a partnership to develop the Alaska LNG project. The legislation amended multiple state laws, allowing negotiations to proceed toward the state becoming an equity partner in the multibillion-dollar project. On September 5, 2014, an application was filed with the Federal Energy Regulatory Commission (“FERC”) to begin a pre-filing process to begin preparatory work for an environmental impact statement for the project. Earlier in 2014 an application was submitted to the U.S. Department of Energy for a license to export LNG. Pre-Front End Engineering and Design work, or pre-FEED, also commenced in the summer of 2014.

The proposed timeline in the FERC application contemplates that a full application will be made in September 2016. This application would include a dozen “resource reports” documenting baseline environmental and safety data along the entire project route. The companies have proposed that the commission issue the draft environmental impact statement in October 2017 and the final environmental impact statement in March 2018. The application also requests that the commission issue an authorization for the project no later than July 2018. According to the timeline in the pre-filing, construction would start 2018-2019 and operations could begin 2024-2025.

The LNG export project is expected to take six to eight years to complete due to the scale of construction and the number and complexity of technical, legal, political and financial issues involved. It is anticipated that the cost of the project could be in excess of $65 billion. However, it is expected that upon completion of the project, billions of dollars in natural gas that is now stranded on the North Slope could be transported.

It is expected that Alaskan natural gas would encounter substantial competition for customers in Asian markets, since several large liquefied natural gas projects are expected to come online in Australia in the next few years to meet Asian energy demand. There is also a more developed project to export liquefied natural gas from British Columbia, where gas production costs may be lower.

•	The effect of the 2013 changes to the Alaska Production Tax Statutes on Royalty Production from the Prudhoe Bay field is unpredictable.

The 2007 adoption of ACES (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 Amendments. From 2008 through 2012, BP Alaska’s spending on production adding activity, adjusted for inflation, has been flat to declining. From 2013 and continuing in 2014, such spending has been rising. As noted (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above), the Production Tax Statutes were amended in 2013 with the aim of encouraging oil production and investment in Alaska’s oil industry. The Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES and added a stair-step per-barrel tax credit for oil production. Although Production Taxes decreased during 2014 following the effectiveness of the Act, the effect these changes will continue to have on Royalty Production is unpredictable.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which are subject to volatility, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

Even though WTI Prices have generally risen in recent years, they have remained subject to periodic fluctuations and significant volatility, as evidenced by the 50% decline in WTI Prices during the last six months of 2014. Even before this steep decline, the general trend of WTI price increases had moderated as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market. Oil production in the United States has also surged owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction. With these new oil flows from Canada and the United States, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, became oversupplied. This market had been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. These constraints on transportation of crude oil out of the U.S. Midwest market, together with the great increase in production in North America and the decades-long U.S. ban on crude oil exports, helped to weigh down WTI spot prices for several years and kept the price of WTI crude oil at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI was more likely to trade at a premium to Brent.

In May 2012, Enbridge, Inc. and Enterprise Products Partners, joint owners of the Seaway crude oil pipeline, which links markets in the Houston area with oil storage facilities near Cushing, completed a project to reverse the flow direction of the Seaway Pipeline to run north to south. Historically, pipelines have flowed from the Gulf Coast to Cushing. Following pump station additions and modifications, the capacity of the reversed Seaway Pipeline was increased to carry 400,000 barrels per day of crude oil to the Gulf Coast to relieve the glut of crude oil at Cushing. A “Seaway Twin” pipeline running parallel to the reversed Seaway Pipeline with a capacity to carry an additional 450,000 barrels a day came online in December 2014.

Other pipeline projects from the mid-continent to Gulf Coast refining centers have also helped reduce the cost of transporting crude oil to refiners. For example, the southern leg of TransCanada’s Keystone XL pipeline network, known as the Gulf Coast Pipeline, has expanded the reach of the network by adding a segment from Cushing to the Gulf Coast of Texas. In this segment, domestic oil is added to the pipeline at Cushing and then extends 485 miles to a delivery point near terminals in Nederland, Texas to serve the Port Arthur, Texas marketplace. On January 22, 2014, the Gulf Coast Pipeline began delivering crude oil to Texas refineries. The Gulf Coast pipeline is projected to eventually be able to transport 830,000 barrels of oil per day to Gulf Coast refineries. A 47.2 mile pipeline lateral has connected the Gulf Coast pipeline to refineries in the Houston area.

This expansion of pipeline capacity from Cushing to Gulf Coast refineries relieved the mid-continent bottleneck by transporting the excessive inventories that had built up in Cushing, thereby helping to reduce supplies from 40.3 million barrels in January 2014 to a six-year low of 17.9 million barrels in July 2014. This led to concerns that storage levels would actually become too low for oil to be easily pumped out of tanks, which sent WTI oil prices above $100 a barrel in March 2014. However, in the second half of 2014, additional pipelines opened to bring more oil from Colorado, North Dakota and Canada into Cushing, helping stabilize storage levels at the hub. In addition, U.S. oil production continued increasing to more than 9 million barrels a day, which is the highest level in decades. As a result, by January 2015, inventories at Cushing had returned to February 2014 levels, offsetting the increase in transportation that helped boost WTI prices in spring 2014. Storage levels were more than double the levels that existed at the end of July 2014. It is expected that the WTI market will remain oversupplied in the first half of 2015, so more oil will likely enter storage in the coming months.

Despite the recent increase in storage levels, the ability to ship crude oil out of Cushing via pipeline has allowed WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). This ability helped bring the price of WTI in 2014 more in line with prices for other crude oils trading on the global markets. After diverging in 2011 to a high of around $30 per barrel, with Brent the more expensive oil, the spread between WTI and Brent eventually decreased in 2013 and 2014 as a result of the new crude pipeline construction and crude pipeline flow reversals.

Other factors have the potential to further reduce the spread between the Brent price and the price of U.S. domestic production. In addition to the lack of pipeline capacity, as discussed above, the WTI/Brent spread has been influenced by the U.S. ban on crude oil exports introduced in the 1970’s. That ban has begun to slowly erode as crude oil stocks in the U.S. have increased following the development of shale deposits. In June 2014, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) approved requests from two energy companies to export minimally refined condensates. Two other companies had already received BIS permission in April 2014 to re-export crude oil from Canada that had been imported into the U.S. A number of energy companies requested clarification from BIS regarding permissible exports. At the end of December 2014, BIS issued policy guidance on this issue. In a FAQ, BIS noted that under the Export Administration Regulations (EAR), crude oil is defined as liquid hydrocarbons that have “not been processed through a crude oil distillation tower.” The definition includes “reconstituted crude petroleum, and lease condensate and liquid hydrocarbons produced from tar sands, gilsonate, and oil shale.” These liquid hydrocarbons may not be exported. Lease condensates that have been “processed through a crude oil distillation tower” may be exported, since, according to BIS, this is not considered “crude oil” but a “petroleum product,” which is subject to few export restrictions.

The EIA anticipates that the ability to export some lease condensates after processing has the potential to further reduce the spread between the Brent price and the price of U.S. domestic production. However, other analysts suggest that, with expectations that the U.S. boom in production will decline by the middle of 2015 due to the lowest oil prices in six years, the ability to export crude has become less of a concern for producers.

Storage cost is another factor that may affect the spread between WTI and Brent. When global markets have excess supply, traders may store excess crude in anticipation of selling it in the future when prices have increased. Onshore storage units in Europe and Asia have limited capacity and some traders have chartered supertankers to store the excess supply at sea. However, floating storage is costly compared to onshore storage. Cushing has considerable capacity for storing crude at lower storage costs. Because of this advantage, traders may prefer WTI to Brent, which would exert further pressure to close the spread between WTI and Brent.

Certain analysts believe the collapse in the Brent-WTI differential represents a fundamental realignment in the global oil market as producers continue to produce more crude oil than the world needs and thereby driving down prices. In the EIA’s International Energy Outlook 2014, the EIA noted that world markets for petroleum and other liquid fuels appear to have entered a period of significant change with respect to both supply and demand. Potential new supplies of oil from tight and shale resources have raised expectations for significant new sources of global liquids. The EIA noted that the potential for growth in demand for liquid fuels is expected to come from China, India, and the Middle East rather than from the United States, Europe and other well-established oil markets. The AEO 2014 observed that, following a significant period of high oil prices, the rate of growth in the use of liquid fuels in these more mature markets has been reduced as a result of improvements in conservation and efficiency.

While energy price forecasts are highly uncertain, EIA forecasts that Brent crude oil prices will average $58 per barrel in 2015 and $75 per barrel in 2016, with annual average WTI prices expected to be $3 to $4 per barrel below Brent.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include reduced demand due to weak economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, the unwillingness of OPEC to intervene to stabilize oversupplied crude oil markets by cutting production in order to preserve market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as expectations for global economic growth, political turmoil in North Africa and the Middle East, the confrontation between Ukraine and Russia and ongoing tensions in the Persian Gulf over Iran’s nuclear program.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2012, 2013 and 2014, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

In January 2011, TAPS was shut down over two periods of several days each as a result of the discovery of a leak of crude oil in the basement of a booster pump building at Pump Station No. 1. See “THE PRUDHOE BAY UNIT AND FIELD — Collection and Transportation of Prudhoe Bay Oil” in Item 1 for additional information.

In January 2015, President Obama proposed designating 12 million of the 19 million acres of the Arctic National Wildlife Refuge as wilderness. The wilderness designation, which is the highest form of protection the federal government can give to public lands, would prohibit numerous activities, such as drilling for oil and gas and road construction. The President also proposed limiting offshore leasing in Alaska’s Beaufort and Chukchi Seas and blocking drilling in some portions of the National Petroleum Reserve. These actions could prohibit new oil production in much of Alaska, which has seen production decline from a peak of 2.1 million barrels per day in 1988 to an average daily production of 531,074 barrels in 2014. As noted above, without more crude oil to be transported by TAPS, which has had declining volumes over the last decade, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2014.

	High	Low	Distributions Per Unit
2013:
First Quarter	$83.98	$70.70	$2.315
Second Quarter	97.21	77.75	2.415
Third Quarter	98.22	82.05	2.143
Fourth Quarter	89.83	74.52	2.168

2014:
First Quarter	$85.00	$70.50	$2.528
Second Quarter	102.97	83.23	3.009
Third Quarter	100.24	83.75	3.033
Fourth Quarter	94.96	60.83	2.027

As of February 17, 2015, 21,400,000 Units were outstanding and were held by 361 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2014.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2014	2013	2012	2011	2010
	(in thousands, except per Unit amounts)
Royalty revenues	$227,904	194,854	200,019	202,325	184,042
Litigation expense reimbursement	$—	—	—	—	1,705
Interest income	$—	1	1	1	2
Trust administration expenses	$(1,141)	(1,382)	(1,152)	(1,217)	(1,338)

Cash earnings	$226,763	193,473	198,868	201,109	184,411

Cash distributions	$226,763	193,473	198,885	201,092	213,885

Cash distributions per unit	$10.596	9.041	9.294	9.397	9.995

	December 31
	2014	2013	2012	2011	2010
	(dollar amounts in thousands)
Trust corpus	$833	863	826	890	862
Total assets	$1,002	1,001	1,001	1,018	1,001
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2012, 2013 and 2014. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2013 and 2014 and the period of 2015 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2015 will depend on WTI Prices prevailing during the remainder of the year.

2014 compared to 2013

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

		Increase (decrease)
	12 Months Ended 9/30/2014	Amount	Percent	12 Months Ended 9/30/2013
Average WTI Price	$99.09	$3.43	3.6	$95.66
Adjusted Chargeable Costs	$30.65	$0.65	2.2	$30.00
Average Production Taxes	$20.07	($5.91)	(22.7)	$25.98
Average Per Barrel Royalty	$48.36	8.68	21.9	$39.68
Average net royalty production (mb/d)	78.8	(3.8)	(4.6)	82.6

Average WTI prices during the twelve months ended September 30, 2014, a period that ended prior to the steep decline in crude oil prices that accelerated during the fourth quarter of 2014, increased compared to the preceding twelve-month period. WTI prices during this period fluctuated in a relatively narrow range during the period between an average price of $100.66 during October 2013 and $93.09 during September 2014, with a high average price of $105.34 during June 2014 and the low average price of $93.09 during the last month of the period in September 2014. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $16.80 in calendar 2013 to $16.90 in calendar 2014, resulted in the increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2014. The increase in the average Per Barrel Royalty resulted from the decrease in Production Taxes during the first three quarters of 2014 as a result of the changes to the Alaska Production Statutes by the Act, which took effect January 1, 2014. In addition to the effects of the Act, the modest decline in the production levels from the 1989 Working Interest for the twelve-month period also contributed to the decrease in Production Taxes. The decline in average net production from the 1089 Working Interests between the two periods reflects a combination of (1) naturally declining production from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2014	Amount	Percent	Year Ended 12/31/2013
	(Dollars in thousands)
Royalty revenues	$227,904	$33,050	17.0	$194,854
Cash earnings	$226,763	$33,290	17.2	$193,473
Cash distributions	$226,763	$33,290	17.2	$193,473
Administrative expenses	$1,141	($241)	(17.4)	$1,382
Trust corpus at year end	$833	$30	(3.5)	$863

The increase in the average Per Barrel Royalty that resulted from the decrease in Production Taxes during the first three quarters of 2014 as a result of the changes to the Alaska Production Statutes by the Act had a corresponding effect on royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2014. The decrease in administrative expenses reflects timing differences in accruals of expenses for supplies and services.

2013 compared to 2012

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2014 and 2013, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2014 and 2013, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2014, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2015 expressed an adverse opinion on the effectiveness of the Trust’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

March 4, 2015

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A “Internal Control Over Financial Reporting – Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the design of the Trust’s internal controls and policies to ensure that BP Alaska complied with the terms of the Overriding Royalty Conveyance Agreement has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2014 and 2013, and the related statements of cash earnings and distributions and changes in trust corpus for each of the three years in the three-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 4, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, BP Prudhoe Bay Royalty Trust has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Dallas, Texas

March 4, 2015

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Note 2)	$1,002	$1,001

Total assets	$1,002	$1,001

Liabilities and Trust Corpus
Accrued expenses	$169	$138

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	833	863

Total liabilities and trust corpus	$1,002	$1,001

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2014	2013	2012
Royalty revenues	$227,904	$194,854	$200,019
Interest income	—	1	1
Less: Trust administrative expenses	(1,141)	(1,382)	(1,152)

Cash earnings	$226,763	$193,473	$198,868

Cash distributions	$226,763	$193,473	$198,885

Cash distributions per unit	$10.596	$9.041	$9.294

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Trust corpus at beginning of year	$863	$826	$890
Cash earnings	226,763	193,473	198,868
(Increase) decrease in accrued expenses	(30)	37	(47)
Cash distributions	(226,763)	(193,474)	(198,885)

Trust corpus at end of year	$833	$863	$826

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

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

December 31, 2014

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2014 and 2013, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2014, 2013 and 2012. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2014 and 2013, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

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

December 31, 2014

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

December 31, 2014

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

Certain royalty payments received by the Trust in 2014, 2013 and 2012 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands):

	2014 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,827	$64,924	$65,000	$43,350
Adjustment for underpayment (overpayment), plus accrued interest	395	(64)	188	284

Net payment received	$54,222	$64,860	$65,188	$43,634

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

	2013 Payments Received
	January	April	July	October
Royalty payment as calculated	$50,560	$52,046	$46,321	$46,616
Adjustment for underpayment (overpayment), plus accrued interest	(848)	—	(38)	197

Net payment received	$49,712	$52,046	$46,283	$46,813

	2012 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,690	$56,890	$50,011	$38,987
Adjustment for underpayment (overpayment), plus accrued interest	254	—	—	187

Net payment received	$53,944	$56,890	$50,011	$39,174

(7)	Subsequent Event

In January 2015, the Trust received a payment of $57,689,288 from BP Alaska. This payment consisted of $48,149,752, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2014, plus $9,539,536, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. On January 20, 2015, after deducting Trust administrative expenses, the Trustee distributed $57,539,873 to Unit holders of record on January 16, 2015.

Subsequent events have been evaluated through the date of the annual report on Form 10-K in which these financial statements are included.

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands, except unit data):

	2014 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$54,222	$64,860	$65,188	$43,634
Interest income	—	—	—	—
Trust administrative expenses	(127)	(467)	(291)	(256)

Cash earnings	$54,095	$64,393	$64,897	$43,378

Cash distributions	$54,095	$64,393	$64,897	$43,377

Cash distributions per unit	$2.5278	$3.0090	$3.0326	$2.0270

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

	2013 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$49,712	$52,046	$46,283	$46,813
Interest income	—	—	—	1
Trust administrative expenses	(167)	(370)	(426)	(419)

Cash earnings	$49,545	$51,676	$45,857	$46,395

Cash distributions	$49,545	$51,676	$45,858	$46,394

Cash distributions per unit	$2.3152	$2.4148	$2.1429	$2.1679

	2012 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$53,944	$56,890	$50,011	$39,174
Interest income	—	—	—	1
Trust administrative expenses	(117)	(326)	(517)	(192)

Cash earnings	$53,827	$56.564	$49,494	$38,983

Cash distributions	$53,845	$56,562	$49,496	$38,982

Cash distributions per unit	$2.5161	$2.6431	$2.3129	$1.8216

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2014 ($94.99 per barrel), 2013 ($96.78 per barrel) and 2012 ($94.71 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2014, 2013 and 2012, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2014, 2013 and 2012, were estimated to be 65, 72 and 76 million barrels, respectively (of which 62, 65 and 71 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2014, 2013 and 2012, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

the 12-month average WTI Prices for 2014, 2013 and 2012 of $94.99, $96.78 and $94.71 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

	December 31,
	2014	2013	2012
Future cash inflows	$2,106,680	$2,437,195	$2,175,986
10% annual discount forestimated timing of cash flows	(704,134)	(891,072)	(861,128)

Standardized measure of discounted futurenet cash flow (a)	$1,402,546	$1,546,123	$1,314,858

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

		December 31,
	2014	2013	2012
Net changes in prices and production costs	$(95,922)	$73,883	$(109,360)
Net change in production taxes	32,323	232,983	53,634
Other	9,484	528	(630)

	(54,115)	307,394	(56,356)
Royalty income received (b)	(220,603)	(190,086)	(186,676)
Accretion of discount	131,141	113,957	124,777

Net increase (decrease) during the year	$(143,577)	$(231,265)	$(118,255)

(b)	For the purpose of this calculation, royalty income received for 2014, 2013 and 2012 includes the following:

Period October 1, 2014 through December 31, 2014	$57,689
Period October 1, 2013 through December 31, 2013	$54,222
Period October 1, 2012 through December 31, 2012	$49,712

The above royalty income was received by the Trust in January 2015, 2014 and 2013, respectively.

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2014

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2011	82,304
Revisions of previous estimates (1)	(1,791)
Production	(4,996)

December 31, 2012	75,517
Revisions of previous estimates (2)	952
Production	(4,923)

December 31, 2013	71,546
Revisions of previous estimates (3)	(1,744)
Production	(4,747)

December 31, 2014	65,055
Proved developed reserves (thousands of barrels) as of:
December 31, 2012	70,676
December 31, 2013	64,748
December 31, 2014	61,856
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2012	4,841
December 31, 2013	6,798
December 31, 2014	3,199

(1)	The negative revision in year-end 2012 reserves reflects a decrease in the WTI Price from $96.19 per barrel for 2011 to $94.71 per barrel for 2012 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2011 and 2012, respectively.
(2)	The positive revision in year-end 2013 reserves reflects an increase in the WTI price from $94.71 per barrel for 2012 to $96.78 per barrel for 2013 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2012 and 2013, respectively.
(3)	The negative revision in year-end 2014 reserves reflects a decrease in the WTI Price from $96.78 per barrel for 2013 to $94.99 per barrel for 2014 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2014 and 2013, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of the end of calendar year 2014, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. However, the trust officers concluded that a material weakness in internal control over financial reporting existed with respect to the Issues Resolution Agreement, as described above under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, and as discussed in detail below. In light of the material weakness noted below, the trust officers therefore concluded that the Trust’s disclosure controls and procedures were not effective as of December 31, 2014.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The Bank of New York Mellon Trust Company, N.A., as Trustee of the Trust, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trust’s internal control over financial reporting is defined as a process designed by or under the supervision of the Trustee to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Trust’s financial statements for external reporting purposes in accordance with the modified cash basis of accounting. The Trust’s internal control over financial reporting includes policies and procedures that pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures are being made only in accordance with authorizations of the Trustee; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the Trust’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, of that the degree of compliance with the policies or procedures may deteriorate.

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee identified a deficiency in its internal control over financial reporting that it considers to represent a “material weakness.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness was identified in the Trust’s internal control over financial reporting as follows.

The Trust did not have internal controls to ensure that BP Alaska paid royalties in compliance with the terms of the Overriding Royalty Conveyance Agreement. More specifically:

•	Contract administration controls were not designed to identify all relevant contract terms and supplemental contracts that could have a material impact on the royalty conveyance calculation, and to ensure that revenues to be received are being calculated completely and accurately in accordance with the terms of the Overriding Royalty Conveyance Agreement.

•	Controls were not designed to monitor the levels of the cumulative condensate produced by the BP Operating Unit in order to effectively and timely identify a misstatement by the operator in the volume of Royalty Production subject to the Royalty Interest.

As a result of the material weakness, the Trustee failed to identify the underpayments of 2014 royalty payments by BP Alaska. Accordingly, a reasonable possibility exists that a material misstatement of revenue or disclosure of revenue to be received in the subsequent quarter could occur and remain undetected in the Trust’s interim or annual financial statements.

Based on the Trustee’s assessment, and as a result of the material weakness discussed above, the Trustee has concluded that, as of December 31, 2014, the Trust’s internal control over financial reporting was not effective based on those criteria.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 36.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

To remediate the material weakness described above and enhance the Trust’s internal control over financial reporting and disclosure controls and procedures, the Trustee has developed a remediation plan pursuant to which trust officers of the Trustee responsible for the administration of the Trust are conducting a thorough review of the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance and other material agreements relating to the Royalty Interest to determine if there are any other contractual provisions that will potentially impact future Royalty Interest and Royalty payments received by the Trust. Subsequent to this initial review, such trust officers, on an ongoing basis, will perform prompt, thorough and in depth reviews of any supplements or amendments to the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance or any other material agreements relating to the Royalty Interest. Such trust officers will promptly and thoroughly review and discuss any such supplements, amendments or agreements with representatives of BP Alaska to confirm that such trust officers understand the significance of such supplements, amendments or agreements and the impact they may have with respect to the Royalty Interest and Royalty payments received by the Trust.

The Trustee believes the measures that are planned to be implemented, or have been implemented since December 31, 2014 to remediate the material weakness will improve the Trust’s internal control over financial reporting, and anticipates that these measures and other ongoing enhancements will continue to ensure that the financial statements are fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2014 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2012	$155,430	—
2013	155,430	—
2014	218,880	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2015, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2014 and 2013 are:

	2014	2013
Audit	$159,900	$157,750
Audit related	20,600	20,000
Tax	220,000	225,000
Other	—	—

	$400,500	$402,750

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2014 and 2013

Statements of Cash Earnings and Distributions for the years ended December 31, 2014, 2013 and 2012

Statements of Changes in Trust Corpus for the years ended December 31, 2014, 2013 and 2012

Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 13, 2015.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Sarah Newell
Sarah Newell
Vice President

March 4, 2015

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 13, 2015.

*	Filed herewith.