Form 10-Q
period 2015-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2015-05-08
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus

Accrued expenses	$523	$169

Trust corpus (40,000,000 units of beneficialinterest authorized, 21,400,000 units issued and outstanding)	479	833

Total liabilities and trust corpus	$1002	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2015	2014
Royalty revenues	$57,689	$54,222
Less: Trust administrative expenses	(157)	(127)
Cash earnings	$57,532	$54,095

Cash distributions	$57,532	$54,095

Cash distributions per unit	$2.6884	$2.5278

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Trust corpus at beginning of period	$833	$863
Cash earnings	57,532	54,095
Increase in accrued expenses	(354)	(337)
Cash distributions	(57,532)	(54,095)

Trust corpus at end of period	$479	$526

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2015

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

March 31, 2015

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2015 and December 31, 2014, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2015 and 2014. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2015 and December 31, 2014, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2015

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2015

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

March 31, 2015

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

Certain of the royalty payments received by the Trust in 2015 and 2014 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2015

	Payment Received (In thousands)
	Jan. 2015	Jan. 2014
Royalty payment as calculated	$48,150	$53,827
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	9,539	395

Total payment received	$57,689	$54,222

(7)	Subsequent Event

In April 2015 the Trust received a cash distribution of approximately $21,891,094 from BP Alaska. This payment consisted of $21,831,876 representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended March 31, 2015, plus $59,218 representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended December 31, 2014. On April 20, 2015, after deducting Trust administrative expenses, the Trustee distributed $21,376,766 (approximately $0.99 per Unit) to Unit holders of record on April 16, 2015.

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2014 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2014 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2014 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2014 Annual Report.

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

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2014 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2014 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2015 and 2014, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2014 and 2013, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2015 and 2014 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2015	12/31/2014	$73.02	$16.90	1.818	$30.73	$6.88	$35.41	96.3
Jan 2014	12/31/2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33	88.3

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2012, 2013 and 2014. While average net production exceeded 90,000 barrels per day for the quarter ended December 31, 2014 due to the BP Operating unit reaching the cumulative condensate limit in the second quarter of 2014, BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2015 and January 2014 were adjusted by BP Alaska to compensate for the underpayment of royalties due to the Trust with respect to the quarters ended June 30 and September 30, 2014 and September 30, 2013, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2015 and 2014 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended March 31, 2015 Compared to

Three Months Ended March 31, 2014

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2014 to the fourth quarter of 2013 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2014 and 2015.

	3 Months Ended 12/31/2014	Increase (decrease)		3 Months Ended 12/31/2013
		Amount	Percent
Average WTI Price	$73.02	($24.38)	(25.0)	$97.40
Adjusted Chargeable Costs	$30.73	$0.58	1.9	$30.15
Average Production Taxes	$6.88	($20.00)	(74.4)	$26.88
Average Per Barrel Royalty	$35.41	($4.92)	(12.2)	$40.33
Average net production (mb/d)	96.3	8.0	9.1	88.3

The WTI price fell sharply during the fourth quarter of 2014. Although the average per barrel royalty during this quarter also declined in comparison to the fourth quarter of 2013, the percentage decline between the two periods was less than half that of the percentage decline in WTI prices. This was due to the substantial reduction in Production Taxes as a result of the changes to the Alaska Production Tax Statutes, as well as to the impact of the true-up adjustment received by the Trust in January 2015 related to the reaching of the cumulative condensate limit in June 2014, as described below. The changes to the Alaska Production Tax Statutes took effect in January 1, 2014 and were therefore not applicable to the Trust royalty revenues for the fourth quarter of 2013.

The increase in adjusted Chargeable Costs shown in the table above resulted principally from the scheduled annual increase in Chargeable Costs from $16.80 in 2013 to $16.90 in 2014. The decrease in The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The increase in the average net production from the 1989 Working Interests between the two periods reflects the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels in the second quarter of 2014. Once the cumulative condensate limit was reached, the production associated with condensate became subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950% .

The following table shows the changes to the Trust’s revenues received and distributions paid during the first quarters of 2014 and of 2015 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

	3 Months Ended 3/31/2015	Increase (decrease)		3 Months Ended 3/31/2014
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$57,689	$3,467	6.4	$54,222
Cash earnings	$57,532	$3,437	6.4	$54,095
Cash distributions	$57,532	$3,437	6.4	$54,095
Administrative expenses	$157	$30	23.6	$127

The slight period-over-period increases in royalty revenues, cash earnings and cash distributions were caused by a number of factors. Among these factors was the $9.5 million true-up adjustment included in the royalty payment in the fourth quarter of 2014. This adjustment represented the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014, associated with the reaching of the cumulative condensate limit in June 2014 described above. Other factors include the increased production volumes, due to having reached the cumulative condensate limit in June 2014 and which resulted in increased revenues of $1 million, and the reduction in Production Taxes in the fourth quarter of 2014 as a result of the changes to the Alaska Production Tax Statutes, which increased revenues by $ 25.2 million. These increases were offset by the decline in average WTI Prices that prevailed in the fourth quarter of 2014 compared to the fourth quarter of 2013 and which resulted in a decrease in revenues of $32.2 million. The increase in administrative expenses reflects the increased overall costs of supplies and services and timing differences in accruals of expenses.

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

Material Weakness in Internal Control Over Financial Reporting

As previously discussed under “CONTROLS AND PROCEDURES” in Item 9A of the 2014 Annual Report, trust officers of the Trustee responsible for the administration of the Trust reported a material weakness related to the design of the Trust’s internal controls and policies to ensure that BP Alaska complied with the terms of the Overriding Royalty Conveyance Agreement.

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

As of the end of the period covered by this report, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. Because the newly designed controls which were put in place to remediate the material weakness discussed above have not been operating for a period of time sufficient to make a determination of their operating effectiveness based upon normal control testing guidelines, the Trust officers have concluded that the Trust’s disclosure controls and procedures were not effective as of March 31, 2015.

Internal Control Over Financial Reporting

As discussed under “CONTROLS AND PROCEDURES” in Part II of Item 9A of the 2014 Annual Report, the Trustee has developed measures to remediate the material weakness identified in the 2014 Annual Report related to the design of the Trust’s internal controls and policies to ensure that BP Alaska complied with the terms of the Overriding Royalty Conveyance Agreement and to improve the Trust’s internal control over financial reporting. The Trust is in the process of implementing this remediation plan, pursuant to which trust officers of the Trustee responsible for the administration of the Trust are conducting a thorough review of the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance and other material agreements relating to the Royalty Interest to determine whether there are any other contractual provisions that will potentially impact future Royalty Interest and Royalty payments received by the Trust. Such trust officers, on an ongoing basis, will perform prompt, thorough and in depth reviews of any supplements or amendments to the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance or any other material agreements relating to the Royalty Interest. Such trust officers will promptly and thoroughly review and discuss any such supplements, amendments or agreements with representatives of BP Alaska to confirm that such trust officers understand the significance of such supplements, amendments or agreements and the impact they may have with respect to the Royalty Interest and Royalty payments received by the Trust.

Aside from the implementation of the remediation measures described above, there has not been any change in the Trust’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes in risk factors disclosed in the 2014 Annual Report that are known to the Trustee.

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

Date: May 8, 2015

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

32*	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 13, 2015. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-10243).

*	Filed herewith.