Form 10-Q
period 2015-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2015-08-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus

Accrued expenses	$375	$169

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	627	833

Total liabilities and trust corpus	$1,002	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Royalty revenues	$21,891	$64,860	$79,580	$119,082
Less: Trust administrative expenses	(514)	(467)	(671)	(594)

Cash earnings	$21,377	$64,393	$78,909	$118,488

Cash distributions	$21,377	$64,393	$78,909	$118,488

Cash distributions per unit	$0.9989	$3.0090	$3.6873	$5.5368

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Trust corpus at beginning of period	$479	$526	$833	$863
Cash earnings	21,377	64,393	78,909	118,488
(Increase) decrease in accrued expenses	148	175	(206)	(162)
Cash distributions	(21,377)	(64,393)	(78,909)	(118,488)

Trust corpus at end of period	$627	$701	$627	$701

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2015

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

June 30, 2015

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2015 and December 31, 2014, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2015 and 2014. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2015 and December 31, 2014, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2015

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

June 30, 2015

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

June 30, 2015

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

On July 6, 2015, BP Alaska and the Trustee signed a letter agreement (the “2014 Letter Agreement Amendment”) amending the 2014 Letter Agreement to provide that if there is a “minimum tax”-related limitation on the amount of the stair-step per-barrel tax credits that could otherwise be claimed for any quarter during the year, any difference between that limitation as preliminarily determined on a quarterly basis and the actual limitation for the entire year will be reflected in the payment to the Trust for the fourth quarter Royalty Production payment for such year rather than in the payment to the Trust for the first quarter Royalty Production in the following year.

The 2014 Letter Agreement Amendment became effective immediately. Thus, for 2015 any difference between the limitation as preliminarily determined for the first through third quarters of 2015 and the actual limitation for 2015 will be reflected in the payment to the Trust for the fourth quarter of 2015, and not in the payment to the Trust for the first quarter of 2016.

(6)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2015 and 2014 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2015

underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. The payment received in April 2015 included an adjustment of the royalty payment due with respect to the quarter ended December 31, 2014 representing the amount of an underpayment by BP Alaska. Because the statements of cash earnings and distributions of the Trust are prepared on the modified cash basis, royalty revenues for the three and six-month periods ended June 30, 2015 and 2014 reflect the amounts of the following adjustments with respect to the earlier fiscal periods.

	Payments Received (In thousands)
	Apr. 2015	Jan. 2015	Apr. 2014	Jan. 2014
Royalty payment as calculated	$21,832	$48,150	$64,924	$53,827
Adjustment for underpayment (overpayment), plus accrued interest	59	9,539	(64)	395

Net payment received	$21,891	$57,689	$64,860	$54,222

(7)	Subsequent Event

In July 2015 the Trust received a payment of $31,866,468 from BP Alaska, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2015. On July 20, 2015, after deducting Trust administrative expenses, the Trustee distributed $31,508,877 to Unit holders of record on July 16, 2015.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2015 and 2014, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2015 and 2014, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2015 and 2014 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2015	03/31/2015	$48.80	$17.00	1.807	$30.72	$1.67	$16.41	92.8
Jan 2015	12/31/2014	$73.02	$16.90	1.818	$30.73	$6.88	$35.41	96.3

Apr 2014	03/31/2014	$98.58	$16.90	1.808	$30.55	$17.50	$50.52	86.9
Jan 2014	12/31/2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33	88.3

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

The Quarterly Distributions received by the Trust from BP Alaska in April 2015 and January 2015 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended March 31, 2015 and June 30 and September 30, 2014, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three and six-month periods ended June 30, 2015 and 2014 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2015 Compared to

Three Months Ended June 30, 2014

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2014 to the first quarter of 2015 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2014 and 2015. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2014 to the second quarter of 2015.

	3 Months Ended 3/31/2015	Increase (decrease)		3 Months Ended 3/31/2014
		Amount	Percent
Average WTI Price	$48.80	($49.78)	(50.5)	$98.58
Adjusted Chargeable Costs	$30.72	$0.17	0.6	$30.55
Average Production Taxes	$1.67	($15.83)	(90.5)	$17.50
Average Per Barrel Royalty	$16.41	($34.11)	(67.5)	$50.52
Average net production (mb/d)	92.8	5.9	6.8	86.9

The WTI price fell sharply during the first quarter of 2015, continuing the decline in the WTI price during the fourth quarter of 2014. This decline resulted in Production Taxes for the quarter being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above. The increase in adjusted Chargeable Costs resulted principally from the scheduled increase in Chargeable Costs from $16.90 in 2014 to $17.00 in 2015.

The decline in the Per Barrel Royalty for the period was a result of the decline in WTI price. This decline in the Per Barrel Royalty was partially offset by the decline in Production Taxes.

The increase in the average net production from the 1989 Working Interests between the two periods reflects the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels in the second quarter of 2014. Once the cumulative condensate limit was reached, the production associated with condensate became subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. Ongoing development activity and projects also contributed to this increase, offsetting the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

	3 Months Ended 6/30/2015	Increase (decrease)		3 Months Ended 6/30/2014
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$21,891	($42,969)	(66.2)	$64,860
Cash earnings	$21,377	($43,016)	(66.8)	$64,393
Cash distributions	$21,377	($43,016)	(66.8)	$64,393
Administrative expenses	$514	$47	10.1	$467

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the first quarter of 2015 compared to the first quarter of 2014. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2015 Compared to

Six Months Ended June 30, 2014

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2014 to the six months ended March 31, 2015 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2014 to the first six months of 2015.

	6 Months Ended 3/31/2015	Increase (decrease)		6 Months Ended 3/31/2014
		Amount	Percent
Average WTI Price	$60.91	($37.07)	(37.8)	$97.98
Adjusted Chargeable Costs	$30.73	$0.38	1.3	$30.35
Average Production Taxes	$4.28	($17.92)	(80.7)	$22.20
Average Per Barrel Royalty	$25.91	($19.52)	(43.0)	$45.43
Average net production (mb/d)	94.6	7.0	8.0	87.6

The WTI price fell sharply during the fourth quarter of 2014 and the first quarter of 2015, which accounted in large part for the substantial period-to-period decrease in Production Taxes. This decrease was due in part to the fact that the changes to the Alaska Production Tax Statutes took effect on January 1, 2014 and were therefore not applicable to the Trust royalty revenues for the fourth quarter of 2013. In addition, as noted above, the decline in the WTI price for the first quarter of 2015 resulted in Production Taxes for that quarter being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. The decline in the Per Barrel Royalty for the period resulted mainly from the decline in WTI price. The decline in Per Barrel Royalty was partially offset by the decline in Production Taxes for the period.

The increase in the average net production from the 1989 Working Interests between the two periods reflects the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels in the second quarter of 2014. Once the cumulative condensate limit was reached, the production associated with condensate became subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. Ongoing development activity and projects also contributed to this increase, offsetting the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.90 in 2014 to $17.00 in 2015. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

	6 Months Ended 6/30/2015	Increase (decrease)		6 Months Ended 6/30/2014
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$79,580	($39,502)	(33.2)	$119,082
Cash earnings	$78,909	($39,579)	(33.4)	$118,488
Cash distributions	$78,909	($39,579)	(33.4)	$118,488
Administrative expenses	$671	$77	13.0	$594

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the fourth quarter of 2014 and the first quarter of 2015 compared to the fourth and first quarters of 2013 and 2014, respectively. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes for the period. The decreases in royalty revenues, cash earnings and cash distributions were also reduced in part by the $9.5 million true-up adjustment that was included in the royalty payment for the fourth quarter of 2014. This adjustment represented the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014, associated with the reaching of the cumulative condensate limit in June 2014 described above. The increased production volumes for the period are due to in large part to the cumulative condensate limit having been reached in June 2014, as discussed above. The increase in administrative expenses reflects the increased overall costs of supplies and services and timing differences in accruals of expenses.

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

As of the end of the period covered by this report, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. Moreover, the newly designed controls which were put in place to remediate the material weakness discussed above have been operating for a period of time sufficient to make a determination of their operating effectiveness based upon normal control testing guidelines. The trust officers concluded the Trust’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

As discussed under “CONTROLS AND PROCEDURES” in Part II of Item 9A of the 2014 Annual Report, the Trustee developed measures to remediate the material weakness identified in the 2014 Annual Report related to the design of the Trust’s internal controls and policies to ensure that BP Alaska has complied with the terms of the Overriding Royalty Conveyance Agreement and to improve the Trust’s internal control over financial reporting. The Trust has implemented this remediation plan, pursuant to which trust officers of the Trustee responsible for the administration of the Trust conducted a thorough review of the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance and other material agreements1 relating to the Royalty Interest to determine whether there are any other contractual provisions that will potentially impact future Royalty Interest and Royalty payments received by the Trust. The trust officers concluded that currently there are no other contractual provisions that could potentially impact future Royalty Interest and Royalty payments received by the Trust. The trust officers of the Trustee responsible for the administration of the Trust also adopted and implemented a written policy pursuant to which, on an ongoing basis, such trust officers will perform prompt, thorough and in depth reviews of any supplements or amendments to the Trust Agreement, the Overriding Royalty Conveyance, the Trust Conveyance or any other material agreements relating to the Royalty Interest. Such trust officers will promptly and thoroughly review and discuss any such supplements, amendments or agreements with representatives of BP Alaska to confirm that such trust officers understand the significance of such supplements, amendments or agreements and the impact they may have with respect to the Royalty Interest and Royalty payments received by the Trust.

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

[1]	These include the Prudhoe Bay Unit Agreement and the Prudhoe Bay Unit Operating Agreement, together with relevant amendments to the Prudhoe Bay Unit Operating Agreement affecting the Gas Cap and Oil Rim Initial Participating Areas.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes in risk factors disclosed in the 2014 Annual Report that are known to the Trustee.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

(a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).

(b) Not applicable.

Item 6.	Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certification.

99	Report of Miller and Lents, Ltd., dated February 13, 2015.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Sarah Newell
Sarah Newell
Vice President

Date: August 10, 2015

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