Form 10-Q
period 2015-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2015-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 17, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 9, 2015, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus

Accrued expenses	$299	$169

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	703	833

Total liabilities and trust corpus	$1,002	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Royalty revenues	$31,866	$65,188	$111,446	$184,270
Interest income	—	—	—	—
Less: Trust administrative expenses	(358)	(291)	(1,029)	(885)

Cash earnings	$31,508	$64,897	$110,417	$183,385

Cash distributions	$31,508	$64,897	$110,417	$183,385

Cash distributions per unit	$1.4724	$3.0326	$5.1597	$8.5694

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Trust corpus at beginning of period	$627	$701	$833	$863
Cash earnings	31,508	64,897	110,417	183,385
(Increase) decrease in accrued expenses	76	35	(130)	(127)
Cash distributions	(31,508)	(64,897)	(110,417)	(183,385)

Trust corpus at end of period	$703	$736	$703	$736

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2015

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

September 30, 2015

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2015 and December 31, 2014, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2015 and 2014. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2015 and December 31, 2014, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2015

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

September 30, 2015

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

September 30, 2015

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2015

The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect. The payment received in April 2015 included an adjustment of the royalty payment due with respect to the quarter ended December 31, 2014 representing the amount of an underpayment by BP Alaska. Because the statements of cash earnings and distributions of the Trust are prepared on the modified cash basis, royalty revenues for the three and nine-month periods ended September 30, 2015 and 2014 reflect the amounts of the following adjustments with respect to the earlier fiscal periods.

	Payments Received (In thousands)
	Apr. 2015	Jan. 2015	Jul. 2014	Apr. 2014	Jan. 2014
Royalty payment as calculated	$21,832	$48,150	$65,000	$64,924	$53,827
Adjustment for underpayment (overpayment), plus accrued interest	59	9,539	188	(64)	395

Net payment received	$21,891	$57,689	$65,188	$64,860	$54,222

(7)	Subsequent Event

In October 2015, the Trust received a payment of $15,334,044 from BP Alaska. This payment consisted of $15,301,639, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2015, plus $32,405, representing the amount of a net underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2015. On October 20, 2015, after deducting Trust administrative expenses, the Trustee distributed $15,043,583 to Unit holders of record on October 16, 2015.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2015 and 2014, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2015 and 2014, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2015 and 2014 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Jul 2015	06/30/2015		$57.80		$17.00	1.831		$31.13		$2.02		$24.65	86.5
Apr 2015 Jan 2015	03/31/2015 12/31/2014	$ $	48.80 73.02	$ $	17.00 16.90	1.807 1.818	$ $	30.72 30.73	$ $	1.67 6.88	$ $	16.41 35.41	92.8 96.3

Jul 2014	06/30/2014		$103.07		$16.90	1.832		$30.96		$19.28		$52.83	82.3
Apr 2014 Jan 2014	03/31/2014 12/31/2013	$ $	98.58 97.40	$ $	16.90 16.80	1.808 1.795	$ $	30.55 30.15	$ $	17.50 26.88	$ $	50.52 40.33	86.9 88.3

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the royalty payment received by the Trust is limited to the first 90,000 barrels. Therefore, during periods where the 90,000 barrels limit has been reached, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. In addition, since January 2015, the royalty payments received are reflective of the increased royalty interest assigned to condensate production as a result of the cumulative condensate limit of 1,175,000,000 barrels having been reached in the second quarter of 2014. Further, since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2012, 2013 and 2014. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.

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

The Quarterly Distributions received by the Trust from BP Alaska in April 2015 and January 2015 were adjusted by BP Alaska to compensate for underpayment of royalties due to the Trust with respect to the quarters ended March 31, 2015 and June 30 and September 30, 2014, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and nine-month periods ended September 30, 2015 and 2014 reflect the amounts of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2015 Compared to

Three Months Ended September 30, 2014

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2014 to the second quarter of 2015 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2014 and 2015. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2014 to the third quarter of 2015.

	3 Months			3 Months
	Ended	Increase (decrease)		Ended
	6/30/2015	Amount	Percent	6/30/2014
Average WTI Price	$57.80	($45.27)	(43.9)	$103.07
Adjusted Chargeable Costs	$31.13	$0.17	0.5	$30.96
Average Production Taxes	$2.02	($17.26)	(89.5)	$19.28
Average Per Barrel Royalty	$24.64	($28.19)	(53.4)	$52.83
Average net production (mb/d)	86.5	4.2	5.1	82.3

Although the average WTI price for the second quarter of 2015 actually rose nearly 20% compared to the average WTI price for the first quarter of 2015, the sharp decline in WTI price between the two periods in the table above resulted from the steep decline in the WTI price that began at the beginning of the third quarter of 2014 and continued through the first quarter of 2015. This decline resulted in Production Taxes for the second quarter of 2015 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above. The increase in adjusted Chargeable Costs resulted principally from the scheduled increase in Chargeable Costs from $16.90 in 2014 to $17.00 in 2015.

The decline in the Per Barrel Royalty for the period was a result of the decline in WTI price. This decline in the Per Barrel Royalty was partially offset by the decline in Production Taxes.

The increase in the average net production from the 1989 Working Interests between the two periods reflects the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels in the second quarter of 2014. Once the cumulative condensate limit was reached, the production associated with condensate became subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. Ongoing development activity and projects also contributed to this increase by partially offsetting the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

	3 Months	Increase (decrease)		3 Months
	Ended			Ended
	9/30/2015	Amount	Percent	9/30/2014
	(Dollar amounts in thousands)
Royalty revenues	$31,866	($33,322)	(51.1)	$65,188
Cash earnings	$31,508	($33,389)	(51.4)	$64,897
Cash distributions	$31,508	($33,389)	(51.4)	$64,897
Administrative expenses	$358	$67	23.0	$291

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the second quarter of 2015 compared to the second quarter of 2014. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2015 Compared to

Nine Months Ended September 30, 2014

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2014 to the nine months ended June 30, 2015 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2014 to the first nine months of 2015.

	9 Months	Increase (decrease)		9 Months
	Ended			Ended
	6/30/2015	Amount	Percent	6/30/2014
Average WTI Price	$59.87	($39.81)	(39.9)	$99.68
Adjusted Chargeable Costs	$30.86	$0.31	1.0	$30.55
Average Production Taxes	$3.52	($17.70)	(83.4)	$21.22
Average Per Barrel Royalty	$25.49	($22.40)	(46.8)	$47.89
Average net production (mb/d)	91.9	6.1	7.1	85.8

Royalty payments received by the Trust are based upon the actual average daily net production volumes for a quarter, limited to no more than 90,000 barrels per day.

Although the average net production for the 9 months ended June 30, 2015 was 91,900 barrels, the average net production upon which the Trust was paid royalties during this period was 88,800 barrels, due to the quarterly 90,000 barrels per day limit on the calculation of average daily net production.

The WTI price fell sharply during the fourth quarter of 2014 and the first quarter of 2015, which accounted in large part for the substantial period-to-period decrease in Production Taxes. This decrease was due in part to the fact that the changes to the Alaska Production Tax Statutes took effect on January 1, 2014 and were therefore not applicable to the Trust royalty revenues for the fourth quarter of 2013. In addition, the low WTI price for the first and second quarters of 2015 resulted in Production Taxes for those quarters being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. The decline in the Per Barrel Royalty for the period resulted mainly from the decline in WTI price. The decline in Per Barrel Royalty was partially offset by the decline in Production Taxes for the period.

The increase in the average net production from the 1989 Working Interests between the two periods reflects the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels in the second quarter of 2014. Once the cumulative condensate limit was reached, the production associated with condensate became subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. Ongoing development activity and projects also contributed to this increase by partially offsetting the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $16.90 in 2014 to $17.00 in 2015. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

	9 Months			9 Months
	Ended	Increase (decrease)		Ended
	9/30/2015	Amount	Percent	9/30/2014
	(Dollar amounts in thousands)
Royalty revenues	$111,446	($72,824)	(39.5)	$184,270
Cash earnings	$110,417	($72,968)	(39.8)	$183,385
Cash distributions	$110,417	($72,968)	(39.8)	$183,385
Administrative expenses	$1,029	$144	16.3	$885

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the fourth quarter of 2014 and the first and second quarters of 2015 compared to the fourth quarter of 2013 and the first and second quarters of 2014. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes for the period. The decreases in royalty revenues, cash earnings and cash distributions were also reduced in part by the $9.5 million true-up adjustment that was included in the royalty payment for the fourth quarter of 2014. This adjustment represented the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014, associated with the reaching of the cumulative condensate limit in June 2014 described above.

The increased production volumes for the period are due in large part to the cumulative condensate limit having been reached in June 2014, as discussed above. The increase in administrative expenses reflects the increased overall costs of supplies and services and timing differences in accruals of expenses.

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

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina Conley
Elaina Conley
Vice President

Date: November 9, 2015

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