Form 10-K
period 2015-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2016-02-29
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE 601 TRAVIS STREET, FLOOR 17 HOUSTON, TEXAS	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 483-6020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $1,320,594,000.

As of February 29, 2016, 21,400,000 Units of Beneficial Interest were outstanding.

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

Effective as of December 15, 2010, The Bank of New York Mellon (“BNYM”) resigned as trustee under the Trust Agreement and BP Alaska appointed The Bank of New York Mellon Trust Company, N.A. (the “Trust Company”) to succeed BNYM as trustee. The Trust Company accepted its appointment and assumed all rights, titles, duties, powers and authority formerly held and exercised by BNYM under the Trust Agreement. The corporate trust office of the Trust Company (which we refer to hereafter as the “Trustee”) at which the affairs of the Trust are administered is located at 601 Travis Street, Floor 17, Houston, Texas 77002 and its telephone number at that address is (713) 483-6020.

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

The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://bpt.investorhq.businesswire.com. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 17, Houston, TX 77002, Attention: Global Corporate Trust – Corporate Finance; by telephone to: (713) 483-6020; or by e-mail to: elaina.conley@bnymellon.com.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $16.60 during 2011, $16.70 during 2012, $16.80 during 2013, $16.90 during 2014 and $17.00 during 2015. Chargeable Costs for 2016 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel	Calendar year	Chargeable Costs per barrel
2016	$17.10	2020	$26.50
2017	17.20	2021	29.25
2018	20.00	2022	32.00
2019	23.75	2023	34.75

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill further amending the Production Tax Statutes with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, then Alaska Governor Sean Parnell signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2011:
4th Qtr 2010	$85.09	$14.50	1.685	$24.43	$22.70	$37.96
1st Qtr 2011	94.12	16.60	1.704	28.29	26.10	39.74
2nd Qtr 2011	102.58	16.60	1.740	28.88	31.48	42.21
3rd Qtr 2011	89.52	16.60	1.744	28.96	22.69	37.87

Calendar 2012:
4th Qtr 2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48
1st Qtr 2012	102.86	16.70	1.753	29.28	31.29	42.29
2nd Qtr 2012	93.47	16.70	1.770	29.55	24.98	38.94
3rd Qtr 2012	92.36	16.70	1.774	29.62	23.98	38.76

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty

Calendar 2013:
4th Qtr 2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18
1st Qtr 2013	94.40	16.80	1.788	30.03	24.98	39.38
2nd Qtr 2013	94.14	16.80	1.794	30.13	24.76	39.25
3rd Qtr 2013	105.94	16.80	1.801	30.25	32.79	42.89

Calendar 2014:
4th Qtr 2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33
1st Qtr 2014	98.58	16.90	1.808	30.55	17.50	50.52
2nd Qtr 2014	103.07	16.90	1.832	30.96	19.28	52.83
3rd Qtr 2014	97.31	16.90	1.831	30.95	16.60	49.75

Calendar 2015:
4th Qtr 2014	$73.02	$16.90	1.818	$30.75	$6.88	$35.41
1st Qtr 2015	48.80	17.00	1.807	30.72	1.67	16.41
2nd Qtr 2015	57.80	17.00	1.831	31.13	2.02	24.65
3rd Qtr 2015	46.70	17.00	1.835	31.20	1.58	13.92

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

Neither BP nor BP Alaska may transfer or assign its rights or obligations under the Support Agreement without the prior written consent of the Trustee, except that BP can arrange for its obligations to be performed by any of its affiliates so long as BP remains responsible for ensuring that its obligations are performed in a timely manner.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2015 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2015, approximately 11.648 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2015 there were about 1154 active producing oil wells, 31 gas reinjection wells, 163 water injection wells and 30 water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2015 were: 57 in 2013, 50 in 2014 and 56 in 2015. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 204 barrels per day in 2011, 192 barrels per day in 2012, 188 barrels per day in 2013, 177 barrels per day in 2014 and 170 barrels per day in 2015.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field	Net to 1989 Working Interests
	(thousand barrels per day)
2011	180.3	80.0	50.8	6.2
2012	177.8	79.7	47.8	5.8
2013	173.4	77.7	44.6	5.4
2014	184.4	81.8	19.4	2.3
2015	196.4	87.1	00.0(a)	0.0

(a)	Having reached the cumulative condensate limit in June 2014, pursuant to the Issues Resolution Agreement all condensate produced from the Initial Participating Area (IPA) is now allocated to the Oil Rim IPA for accounting purposes.

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 508 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2015 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2016 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

By letter dated December 19, 2014, BP Alaska advised the Trustee that the portion of the hydrocarbon liquids produced from the initial participating areas of the Prudhoe Bay Unit being allocated as condensate from the gas cap participating area was found to have reached on June 8, 2014 the agreed original condensate reserve of 1,175 million barrels allocated to the working interest owners. As a result, the portion of hydrocarbon liquids previously allocated as condensate to the gas cap participating area will be allocated to the oil rim participating area. This event has had the effect of changing the calculation of the volume of Royalty Production subject to the Royalty Interest because 50.68% of hydrocarbon liquids allocated to the oil rim participating area2 are counted for the purpose of calculating such volume, but only 13.84% of the hydrocarbon liquids are allocated to the gas cap participating area for such purpose.3 The end of the allocation to the gas cap participating area on June 8, 2014 meant that volumes of hydrocarbon liquids subject to the Royalty Interest for the second and third quarters of 2014 were greater than the volumes of Royalty Production initially reported by BP Alaska. The correction to the volumes of Royalty Production and the Royalty payments with respect to the Royalty Interest for such quarters were made in conjunction with the scheduled Royalty payment in January 2015 for the quarter ended December 31, 2014. See Note 6 of Notes to Financial Statements below.

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

[2]	See note (a) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2015 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.
[3]

See note (b) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2014 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.

from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the net remaining proved reserves allocated to the Trust as of December 31, 2015 were 23.052 million barrels of oil and condensate, of which 22.418 million barrels are proved developed reserves4 and 0.634 million barrels are proved undeveloped reserves5. Net Proved Undeveloped Reserves attributable to the Trust were reduced by approximately 2.565 million barrels during 2015 as a result of the significant reduction in the West Texas Intermediate price, forecast revisions and capital activities including drilling and well treatments. Additional information regarding changes in estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2015. Based on the 2015 twelve-month average WTI Price6 of $50.28 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2015 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flow to the Trust of $248.1 million, with a net present value of estimated future cash flows at 10% discount of $214.5 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All professionals assigned to the BP Prudhoe Bay Royalty Trust project are university graduates, with degrees in petroleum or chemical engineering. Assigned staff members include licensed professional engineers with over 25 years of diversified experience. Work was supervised by a licensed professional engineer with more than 15 years of experience with the Trust. A copy of the February 12, 2016 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

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

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2013, 2014 and 2015. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

Based on the 2015 twelve-month average WTI Price of $50.28 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2020, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

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

Widely Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon Trust Company, N.A., Global Corporate Trust – Corporate Finance, 601 Travis Street, Floor 17, Houston, TX 77002, telephone number (713) 483-6020.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. As discussed above under the caption “THE PRUDHOE BAY UNIT and FIELD – Reserve Estimates”, Royalty payments to the Trust, based on calculations using a 2015 WTI Price of $50.28 per barrel, among other prescribed variables, are projected to cease after 2020.

Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2015, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected.

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

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. In October 2012, ExxonMobil, ConocoPhillips, BP and Calgary-based TransCanada Corporation (“TransCanada”) notified the Alaska Governor that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. This project contemplates building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquified natural gas (“LNG”) would be exported to Asia. This project would also include natural gas processing facilities and a natural-gas export terminal.

In January 2014, it was announced that the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project and that ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project. This established the commercial framework for the development of the natural gas pipeline from the North Slope to the south-central Alaska coast. The Nikiski area of the Kenai Peninsula has been selected as the leading site for the LNG plant. In September 2014, an application was filed with the Federal Energy Regulatory Commission (“FERC”) to begin a pre-filing process to begin preparatory work for an environmental impact statement for the project. Earlier in 2014 an application was submitted to the U.S. Department of Energy for a license to export LNG. Pre-Front End Engineering and Design work, or pre-FEED, also commenced in the summer of 2014.

The proposed timeline in the FERC application contemplates that a full application will be made in September 2016. This application would include a dozen “resource reports” documenting baseline environmental and safety data along the entire project route. The companies have proposed that the FERC issue a draft environmental impact statement in October 2017 and the final environmental impact statement in March 2018. The application also requests that the commission issue an authorization for the project no later than July 2018. According to the timeline in the pre-filing, construction would start 2018-2019 and operations could begin 2024-2025.

In 2015, AGDC, BP, ConocoPhillips and ExxonMobil voted to support 2016 project funding to continue preliminary engineering efforts on the project. A key component of the approved 2016 work plan for the Alaska LNG Project includes filing a series of draft environmental and socioeconomic resource reports with the FERC. It also includes completing the feasibility evaluation and cost implications of a 48-inch diameter pipeline option, which is a variation of the existing project design basis. It is anticipated that a FEED funding decision for the Alaska LNG Project will occur in mid-2017, which is consistent with the HOA signed in 2014.

The LNG export project is expected to take six to eight years to complete due to the scale of construction and the number and complexity of technical, legal, political and financial issues involved. It is anticipated that the cost of the project could be in excess of $65 billion. However, upon completion of the project, billions of dollars in natural gas currently stranded on the North Slope could be transported.

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

The 2007 adoption of ACES (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. ACES, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 Amendments. From 2008 through 2012, BP Alaska’s spending on production adding activity, adjusted for inflation, has been flat to declining. Such spending rose in 2013 and 2014, but declined in 2015 compared to 2014. As noted (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above), the Production Tax Statutes were amended in 2013 with the aim of encouraging oil production and investment in Alaska’s oil industry. The Act eliminated the monthly “progressivity” tax rate implemented by 2006 Amendments and ACES and added a stair-step per-barrel tax credit for oil production. Although Production Taxes have decreased following the effectiveness of the Act, the effect these changes will continue to have on Royalty Production is unpredictable.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which are subject to volatility, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

WTI Prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. This is evidenced by the steep decline in WTI Prices from more than $100 per barrel in June 2014 to around $30 dollars per barrel in mid-February 2016. Even before this plunge in price, what had been a general trend of WTI price increases had moderated as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market.

Oil production in the United States also surged owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction. While U.S. output has fallen in recent months, the reduction has happened more slowly than generally expected.

This great increase in output from the U.S. helped lead to the oversupply in the global crude market. As United States domestic production nearly doubled over the last several years, the amount of oil imported into the United States declined. Countries like Saudi Arabia, Nigeria and Algeria that once sold their oil in the United States have been forced to compete for Asian markets, and such producers have been forced to sell at lower prices.

While the global crude oil market has been oversupplied, global demand has been declining, with the result that global oil prices dropped more than 70% from June 2014 through the middle of February 2016. The International Energy Agency reported in January 2016 that crude oil prices are likely to fall even further due to the world’s vast oversupply of petroleum. Commercial oil stockpiles rose to more than three billion barrels in December 2015 and, according to the IEA, are likely to keep building in the first quarter of 2016, a period of the year when stockpiles typically decrease. Also, according to the U.S. Energy Information Agency, crude stockpiles in the U.S. were at the highest level in more than 80 years as of February 12, 2016. Moreover, the IEA has said that risks to growth in Brazil and Russia and slower growth in China may have negative effects on oil consumption this year, with the result that growth in global oil demand is expected by the IEA to decline to 1.2 million barrels a day in 2016 compared with 1.6 million barrels a day in 2015.

It is anticipated that global oil prices could remain low for a significant period unless drastic production cuts help to reduce the global oversupply. However, despite this oversupply, major oil suppliers within OPEC, as well as other large producers, such as Russia and U.S., have been unwilling to cut output in order to defend their shares of the market. OPEC has historically cut production when oil prices are low, but the group has chosen not to take such action in the past two years. Both Saudi Arabia and Russia sharply raised their oil output in 2015. According to the International Energy Agency, Russia and Saudi Arabia produced, respectively, 11.1 million and 10.1 million barrels a day of oil in 2015. According to analysts, if each of these countries cut production by 5%, global oil output would fall by more than a million barrels a day, which is approximately equal to the current oversupply in the market.

In justifying its increased production, Saudi Arabia has claimed that cuts in its production would allow higher-cost producers in the U.S. and elsewhere to drill more wells. Russian officials have consistently said they would not cut production because it would be difficult to restart wells in cold oil-producing regions. Another difficulty for Russia in reducing production is the fact that its oil output is controlled by multiple companies rather than one national oil company, as in Saudi Arabia. An additional concern is that Iran is expected to increase its production in the coming months as a result of the lifting of international sanctions relating to its nuclear program.

Nevertheless, financial difficulties for a number of large oil-producing nations have intensified in the past year, as oil prices have fallen to 12-year lows. As currencies of commodity-producing countries have weakened and government revenues have been reduced, nations have been forced to cut spending and draw on reserves. As a result, some members of OPEC, including Venezuela and Nigeria, have repeatedly requested that OPEC act to support oil prices.

In response to these continuing pressures, Saudi Arabia, Russia, Qatar and Venezuela announced on February 16, 2016, that they proposed freezing crude-oil production at January 2016 levels. This was the first coordinated action to support oil prices in years. However, under the agreement, Iran and Iraq must also agree to suspend production increases. Iraq’s production has increased significantly as it attempts to increase revenue to combat the Islamic State while Iran, as noted above, has been trying to increase its production following the end of Western sanctions over its nuclear program. Both Iraq and Iran have indicated that they would welcome moves to stabilize the market and to prop up oil prices. However, Iran has stated that it is unwilling to freeze production and Iraq in turn indicated that it would not participate in the freeze unless there is complete agreement among producers. Saudi Arabia’s oil minister in turn has stated that there will not be a coordinated production cut among large oil producing nations.

With specific reference to WTI prices, because of new oil flows from Canada and the United States, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, has in prior periods occasionally become oversupplied. Historically, this market had been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. These constraints on transportation of crude oil out of the U.S. Midwest market, together with the great increase in production in North America and the decades-long U.S. ban on crude oil exports, helped to weigh down WTI spot prices for several years and kept the price of WTI crude oil at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI was more likely to trade at a premium to Brent.

These transportation problems have been largely resolved. In May 2012, Enbridge, Inc. and Enterprise Products Partners, joint owners of the Seaway crude oil pipeline, which links markets in the Houston area with oil storage facilities near Cushing, completed a project to reverse the flow direction of the Seaway Pipeline to run north to south. Historically, pipelines have flowed from the Gulf Coast to Cushing. Following pump station additions and modifications, the capacity of the reversed Seaway Pipeline was increased to carry 400,000 barrels per day of crude oil to the Gulf Coast. A “Seaway Twin” pipeline running parallel to the reversed Seaway Pipeline with a capacity to carry an additional 450,000 barrels a day came online in December 2014. Other pipeline projects from the mid-continent to Gulf Coast refining centers have also helped reduce the cost of transporting crude oil to refiners.

This expansion of pipeline capacity from Cushing to Gulf Coast refineries relieved the mid-continent bottleneck by transporting the excessive inventories that had built up in Cushing. However, the continued increase of U.S. oil production, additional pipelines bringing more oil from Colorado, North Dakota and Canada into Cushing and the reduction in global demand for crude oil resulted once again in bringing inventories at Cushing to record levels in February 2016. In a recent development, refineries in the Midwest have reduced gasoline production due to an increase in inventories. This reduction in activity could lead to a decrease in the amount of crude oil purchased by refineries. Such a cutback in crude oil purchases could contribute further to the growing crude oil inventories at Cushing.

Despite the forces currently weighing on global oil prices, the ability to ship crude oil out of Cushing via pipeline has allowed WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). This ability helped bring the price of WTI more in line with prices for other crude oils trading on the global markets. After diverging in 2011 to a high of around $30 per barrel, with Brent the more expensive oil, the spread between WTI and Brent has gradually decreased as a result of the new crude pipeline construction and crude pipeline flow reversals. Other factors have the potential to further reduce the spread between the Brent price and the price of U.S. domestic production. For example, in addition to the lack of pipeline capacity, as discussed above, the WTI/Brent spread has been influenced by the U.S. ban on crude oil exports introduced in the 1970’s. That ban was lifted in December 2015 and it is expected that the lifting of the export ban will help contribute to the use of WTI as a global benchmark.

•	The amount and value of reserves attributable to the Trust, the estimated life of the Trust, estimates of future net revenues and estimates of the present value of future net revenues fluctuate based on the WTI Price, among other factors. WTI Prices may be below the “break-even” point for daily royalty calculations.

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2016 the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $32.25.7

[7]	The fixed Chargeable Cost increases specified in the Conveyance will impact the “break-even” price in future years.

The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2016. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2015 twelve-month average WTI Price of $50.28 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2020, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in the termination of royalty payments prior to 2020.

While energy price forecasts are highly uncertain, EIA forecasts that Brent and WTI crude oil prices will both average $38 per barrel in 2016 and $50 per barrel in 2017. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. While WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices were to constitute the 2016 or 2017 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year), such WTI Prices would be lower than the 2015 twelve-month average WTI Price of $50.28. This may result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2015 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include reduced demand due to weak economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, the unwillingness of OPEC to intervene to stabilize oversupplied crude oil markets by cutting production in order to preserve market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as expectations for global economic growth and political turmoil in North Africa, the Middle East and ongoing tensions in other regions of the world.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2013, 2014 and 2015, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

In January 2015, President Obama proposed designating 12 million of the 19 million acres of the Arctic National Wildlife Refuge as wilderness. The wilderness designation, which is the highest form of protection the federal government can give to public lands, would prohibit numerous activities, such as drilling for oil and gas and road construction. The President also proposed limiting offshore leasing in Alaska’s Beaufort and Chukchi Seas and blocking drilling in some portions of the National Petroleum Reserve. These actions could prohibit new oil production in much of Alaska. As noted above, without more crude oil to be transported by TAPS, which has had declining volumes over the last decade, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2015.

	High	Low	Distributions Per Unit
2014:
First Quarter	$85.00	$70.50	$2.528
Second Quarter	102.97	83.23	3.009
Third Quarter	100.24	83.75	3.033
Fourth Quarter	94.96	60.83	2.027

	High	Low	Distributions Per Unit
2015:
First Quarter	$82.23	$52.78	$2.688
Second Quarter	77.92	57.60	0.999
Third Quarter	62.38	36.06	1.472
Fourth Quarter	49.18	22.35	0.703

As of February 1, 2016, 21,400,000 Units were outstanding and were held by 338 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2015.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2015	2014	2013	2012	2011
	(in thousands, except per Unit amounts)
Royalty revenues	$126,781	227,904	194,854	200,019	202,325
Interest income	$—	—	1	1	1
Trust administration expenses	$(1,320)	(1,141)	(1,382)	(1,152)	(1,217)

Cash earnings	$125,461	226,763	193,473	198,868	201,109

Cash distributions	$125,461	226,763	193,473	198,885	201,092

Cash distributions per unit	$5.863	10.596	9.041	9.294	9.397

	December 31
	2015	2014	2013	2012	2011
	(dollar amounts in thousands)
Trust corpus	$750	833	863	826	890
Total assets	$1,002	1,002	1,001	1,001	1,018
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2013, 2014 and 2015. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2014 and 2015 and the period of 2016 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2016 will depend on WTI Prices prevailing during the remainder of the year.

As discussed above in Item 1A “RISK FACTORS”, it is anticipated that global oil prices could remain low for a significant period. As also discussed above in Item 1A “RISK FACTORS”, on January 1, 2016, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $32.25. From the beginning of the first quarter of 2016 through February 22, 2016, the WTI crude oil spot price has fluctuated between a high of $36.76 per barrel on January 4, 2016 and a low of $26.21 per barrel on February 11, 2016. The WTI crude oil spot price on February 22, 2016 was $31.48 per barrel. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if the current low oil price environment continues for a protracted period, as anticipated, quarterly royalty payments during that period can be expected to be significantly lower than royalty payments for recent periods, and could in fact be zero.

2015 compared to 2014

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

		Increase (decrease)
	12 Months Ended 9/30/2015	Amount	Percent	12 Months Ended 9/30/2014
Average WTI Price	$56.58	($42.51)	(42.9)	$99.09
Adjusted Chargeable Costs	$30.95	$0.30	1.0	$30.65
Average Production Taxes	$3.04	($17.03)	(84.9)	$20.07
Average Per Barrel Royalty	$22.60	($25.76)	(53.3)	$48.36
Average net royalty production (mb/d)	87.0	8.2	10.4	78.8

Average WTI prices during the twelve months ended September 30, 2015 declined steeply compared to the preceding twelve-month period. Although the average WTI price for the second quarter of 2015 actually rose nearly 20% compared to the average WTI price for the first quarter of 2015, WTI prices during this period declined overall from an average high price of $84.47 during October 2014 to an average price of $45.43 during the last month of the period in September 2015. The lowest average monthly price for the period was $43.19 in August 2015. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $16.90 in calendar 2014 to $17.00 in calendar 2015, resulted in the modest increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2015. The decrease in the average Per Barrel Royalty for the period resulted primarily from the decline in WTI prices. This decline was partially offset by the decline in Production Taxes. The decline in WTI prices resulted in Production Taxes for the second and third quarters of 2015 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

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

		Increase (decrease)
	Year Ended 12/31/2015	Amount	Percent	Year Ended 12/31/2014
	(Dollars in thousands)
Royalty revenues	$126,781	($101,123)	(44.4)	$227,904
Cash earnings	$125,461	($101,302)	(44.7)	$226,763
Cash distributions	$125,461	($101,302)	(44.7)	$226,763
Administrative expenses	$1,320	$179	15.7	$1,141
Trust corpus at year end	$750	($83)	(10.0)	$833

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed during 2015 compared to 2014. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

2014 compared to 2013

		Increase (decrease)
	12 Months Ended 9/30/2014	Amount	Percent	12 Months Ended 9/30/2013
Average WTI Price	$99.09	$3.43	3.6	$95.66
Adjusted Chargeable Costs	$30.65	$0.65	2.2	$30.00
Average Production Taxes	$20.07	($5.91)	(22.7)	$25.98
Average Per Barrel Royalty	$48.36	$8.68	21.9	$39.68
Average net royalty production (mb/d)	78.8	(3.8)	(4.6)	82.6

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2015 and 2014, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2015 and 2014, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2015, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

February 29, 2016

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A “Internal Control Over Financial Reporting – Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2015 and 2014, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

(signed) KPMG LLP

Dallas, Texas

February 29, 2016

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus
Accrued expenses	$252	$169

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	750	833

Total liabilities and trust corpus	$1,002	$1,002

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2015	2014	2013
Royalty revenues	$126,781	$227,904	$194,854
Interest income	—	—	1
Less: Trust administrative expenses	(1,320)	(1,141)	(1,382)

Cash earnings	$125,461	$226,763	$193,473

Cash distributions	$125,461	$226,763	$193,473

Cash distributions per unit	$5.863	$10.596	$9.041

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Trust corpus at beginning of year	$833	$863	$826
Cash earnings	125,461	226,763	193,473
(Increase) decrease in accrued expenses	(83)	(30)	37
Cash distributions	(125,461)	(226,763)	(193,474)

Trust corpus at end of year	$750	$833	$863

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

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

December 31, 2015

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2015 and 2014, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2015, 2014 and 2013. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2015 and 2014, cash equivalents which represent the cash reserve consist of U.S. treasury bills with an initial term of less than three months.

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

December 31, 2015

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

December 31, 2015

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

(6)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2015, 2014 and 2013 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

	2015 Payments Received
	January	April	July	October
Royalty payment as calculated	$48,150	$21,832	$31,866	$15,302
Adjustment for underpayment (overpayment), plus accrued interest	9,539	59	—	33

Net payment received	$57,689	$21,891	$31,866	$15,335

	2014 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,827	$64,924	$65,000	$43,350
Adjustment for underpayment (overpayment), plus accrued interest	395	(64)	188	284

Net payment received	$54,222	$64,860	$65,188	$43,634

	2013 Payments Received
	January	April	July	October
Royalty payment as calculated	$50,560	$52,046	$46,321	$46,616
Adjustment for underpayment (overpayment), plus accrued interest	(848)	—	(38)	197

Net payment received	$49,712	$52,046	$46,283	$46,813

(7)	Subsequent Event

In January 2016, the Trust received a payment of $13,120,901 from BP Alaska. This payment consisted of $13,168,071, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2015, less $47,170, representing the amount of an overpayment by BP Alaska, including interest on the overpayment, of the royalty payment due with respect to the quarter ended September 30, 2015. On January 20, 2016, after deducting Trust administrative expenses, the Trustee distributed $12,880,427 to Unit holders of record on January 16, 2016.

Subsequent events have been evaluated through the date these financial statements are issued.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands, except unit data):

	2015 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$57,689	$21,891	$31,866	$15,335
Interest income	—	—	—	—
Trust administrative expenses	(157)	(514)	(358)	(291)

Cash earnings	$57,532	$21,377	$31,508	$15,044

Cash distributions	$57,532	$21,377	$31,508	$15,044

Cash distributions per unit	$2.6884	$0.9989	$1.4724	$0.7030

	2014 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$54,222	$64,860	$65,188	$43,634
Interest income	—	—	—	—
Trust administrative expenses	(127)	(467)	(291)	(256)

Cash earnings	$54,095	$64,393	$64,897	$43,378

Cash distributions	$54,095	$64,393	$64,897	$43,377

Cash distributions per unit	$2.5278	$3.0090	$3.0326	$2.0270

	2013 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$49,712	$52,046	$46,283	$46,813
Interest income	—	—	—	1
Trust administrative expenses	(167)	(370)	(426)	(419)

Cash earnings	$49,545	$51,676	$45,857	$46,395

Cash distributions	$49,545	$51,676	$45,858	$46,394

Cash distributions per unit	$2.3152	$2.4148	$2.1429	$2.1679

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2015 ($50.28 per barrel), 2014 ($94.99 per barrel) and 2013 ($96.78 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2015, 2014 and 2013, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2015, 2014 and 2013, were estimated to be 23, 65, and 72 million barrels, respectively (of which 22, 62 and 65 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2015, 2014 and 2013, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2015, 2014 and 2013 of $50.28, $94.99 and $96.78 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

	December 31,
	2015	2014	2013
Future cash inflows	$248,097	$2,106,680	$2,437,195
10% annual discount for estimated timing of cash flows	(33,600)	(704,134)	(891,072)

Standardized measure of discounted future net cash flow (a)	$214,497	$1,402,546	$1,546,123

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2015	2014	2013
Net changes in prices and production costs	$(1,583,041)	$(95,922)	$73,883
Net change in production taxes	358,089	32,323	232,983
Other	43	9,484	528

	(1,224,909)	(54,115)	307,394
Royalty income received (b)	(78,387)	(220,603)	(190,086)
Accretion of discount	115,247	131,141	113,957

Net increase (decrease) during the year	$(1,188,049)	$(143,577)	$(231,265)

(b)	For the purpose of this calculation, royalty income received for 2015, 2014 and 2013 includes the following:

Period October 1, 2015 through December 31, 2015	$13,121
Period October 1, 2014 through December 31, 2014	$57,689
Period October 1, 2013 through December 31, 2013	$54,222

The above royalty income was received by the Trust in January 2016, 2015 and 2014, respectively.

BP Prudhoe Bay Royalty Trust

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2015

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2012	75,517
Revisions of previous estimates (1)	952
Production	(4,923)

December 31, 2013	71,546
Revisions of previous estimates (2)	(1,744)
Production	(4,747)

December 31, 2014	65,055
Revisions of previous estimates (3)	(36,922)
Production	(5,081)

December 31, 2015	23,052
Proved developed reserves (thousands of barrels) as of:
December 31, 2013	64,748
December 31, 2014	61,856
December 31, 2015	22,418
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2013	6,798
December 31, 2014	3,199
December 31, 2015	634

(1)	The positive revision in year-end 2013 reserves reflects an increase in the WTI Price from $94.71 per barrel for 2012 to $96.78 per barrel for 2013 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2012 and 2013, respectively.
(2)	The negative revision in year-end 2014 reserves reflects a decrease in the WTI price from $96.78 per barrel for 2013 to $94.99 per barrel for 2014 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2013 and 2014, respectively.
(3)	The negative revision in year-end 2015 reserves reflects a decrease in the WTI Price from $94.99 per barrel for 2014 to $50.28 per barrel for 2015 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2014 and 2015, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. This reduction in economic life results in a significant reduction in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2015.

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

As of the end of calendar year 2015, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2015.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 37.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2015 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2013	$155,430	—
2014	218,880	—
2015	236,260	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2016, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2015 and 2014 are:

	2015	2014
Audit	$240,460	$159,900
Audit related	22,100	20,600
Tax	213,000	220,000
Other	—	—

	$475,560	$400,500

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2015 and 2014

Statements of Cash Earnings and Distributions for the years ended December 31, 2015, 2014 and 2013

Statements of Changes in Trust Corpus for the years ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 12, 2016.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina Conley
Elaina Conley
Vice President

By:	/s/ Sarah Newell
Sarah Newell
Vice President

February 29, 2016

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 12, 2016.

*	Filed herewith.