Form 10-Q
period 2016-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2016-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 10, 2016, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus
Accrued expenses	$418	$252
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	584	750

Total liabilities and trust corpus	$1,002	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2016	2015
Royalty revenues	$13,121	$57,689
Less: Trust administrative expenses	(241)	(157)

Cash earnings	$12,880	$57,532

Cash distributions	$12,880	$57,532

Cash distributions per unit	$0.6019	$2.6884

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Trust corpus at beginning of period	$750	$833
Cash earnings	12,880	57,532
Increase in accrued expenses	(166)	(354)
Cash distributions	(12,880)	(57,532)

Trust corpus at end of period	$584	$479

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2016

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

March 31, 2016

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2016 and December 31, 2015, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2016 and 2015. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2016 and December 31, 2015, cash equivalents which represent the cash reserve consist of U.S. Treasury bills with an initial term of less than three months.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2016

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2016

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

March 31, 2016

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

Certain of the royalty payments received by the Trust in 2016 and 2015 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2016

reached the production associated with condensate was subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect.

	Payments Received (In Thousands)
	Jan. 2016	Jan. 2015
Royalty payment as calculated	$13,168	$48,150
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	(47)	9,539

Total payment received	$13,121	$57,689

(7)	Subsequent Event

In April 2016 the Trust received a cash distribution of $1,951,284 from BP Alaska representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended March 31, 2016. On April 20, 2016, after deducting Trust administrative expenses, the Trustee distributed $1,541,720 to Unit holders of record on April 16, 2016.

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2015 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2015 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2015 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2015 Annual Report.

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

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2015 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2015 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2016 and 2015, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2015 and 2014, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2016 and 2015 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2016	12/31/2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68	96.7
Jan 2015	12/31/2014	$73.02	$16.90	1.818	$30.73	$6.88	$35.41	96.3

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2013, 2014 and 2015. While average net production exceeded 90,000 barrels per day for the quarter ended December 31, 2015 due to the BP Operating unit reaching the cumulative condensate limit in the second quarter of 2014. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in most future years.

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2016 and 2015 were adjusted by BP Alaska to compensate for the overpayment and underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2015 and December 31, 2014, respectively. The Quarterly Distribution received by the Trust in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014 as a result of BP Operating unit reaching the cumulative condensate limit as of June 8, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2016 and 2015 reflect the amount of the adjustments with respect to the earlier fiscal periods.

Three Months Ended March 31, 2016 Compared to

Three Months Ended March 31, 2015

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2015 to the fourth quarter of 2014 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2015 and 2016.

		Increase (decrease)
	3 Months Ended 12/31/2015	Amount	Percent	3 Months Ended 12/31/2014
Average WTI Price	$42.15	($30.87)	(42.3)	$73.02
Adjusted Chargeable Costs	$31.07	$0.34	1.1	$30.73
Average Production Taxes	$1.40	($5.48)	(79.7)	$6.88
Average Per Barrel Royalty	$9.68	($25.73)	(72.7)	$35.41
Average net production (mb/d)	96.7	0.4	0.4	96.3

The decline in WTI price that began early in the third quarter of 2014 generally continued during 2015. This resulted in an average WTI price for the fourth quarter of 2015 that was more than 42 percent lower than the average WTI price for the fourth quarter of 2014. Although the dollar amount of the decline in the average Per Barrel Royalty was less than the dollar amount of the decline in the WTI price for the quarter, the percentage decline in the average Per Barrel Royalty between the two periods was substantially greater than the percentage decline in the WTI price. This is because the Adjusted Chargeable Costs, which rose only modestly from the fourth quarter of 2014, were much larger as a percentage of the WTI price for the fourth quarter of 2015 than they were in the fourth quarter of 2014. The percentage decrease in the average Per Barrel Royalty for the period includes a deduction for Production Taxes, which, as a result of the significant decline in WTI prices, were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled annual increase in Chargeable Costs from $16.90 in 2014 to $17.00 in 2015 and the slight increase in the Cost Adjustment Factor between the two periods.

The average net production from the 1989 Working Interests for the two reporting periods was substantially identical. This was due to ongoing development activity and projects, which offset the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first quarters of 2015 and of 2016 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 3/31/2016	Amount	Percent	3 Months Ended 3/31/2015
	(Dollar amounts in thousands)
Royalty revenues	$13,121	($44,568)	(77.3)	$57,689
Cash earnings	$12,880	($44,652)	(77.6)	$57,532
Cash distributions	$12,880	($44,652)	(77.6)	$57,532
Administrative expenses	$241	$84	53.5	$157

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the fourth quarter of 2015 compared to the fourth quarter of 2014. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the decrease in Production Taxes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

There have been no material changes in risk factors disclosed in the 2015 Annual Report that are known to the Trustee.

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

Date: May 10, 2016

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

32*	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 12, 2016. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No. 1-10243).

*	Filed herewith.