Form 10-Q
period 2016-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2016-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,002	$1,002

Total assets	$1,002	$1,002

Liabilities and Trust Corpus
Accrued expenses	$459	$252
Trust corpus (40,000,000 units of beneficialinterest authorized, 21,400,000 units issuedand outstanding)	543	750

Total liabilities and trust corpus	$1,002	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Royalty revenues	$1,951	$21,891	$15,072	$79,580
Interest income	1	—	1	—
Less: Trust administrative expenses	(410)	(514)	(651)	(671)

Cash earnings	$1,542	$21,377	$14,422	$78,909

Cash distributions	$1,542	$21,377	$14,422	$78,909

Cash distributions per unit	$0.0721	$0.9989	$0.6739	$3.6873

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Trust corpus at beginning of period	$584	$479	$750	$833
Cash earnings	1,542	21,377	14,422	78,909
(Increase) decrease in accrued expenses	(41)	148	(207)	(206)
Cash distributions	(1,542)	(21,377)	(14,422)	(78,909)

Trust corpus at end of period	$543	$627	$543	$627

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2016

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

June 30, 2016

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2016 and December 31, 2015, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2016 and 2015. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2016 and December 31, 2015, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2016

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

June 30, 2016

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

June 30, 2016

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

(6) Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2016 and 2015 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate was subject to the Oil Rim Initial

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2016

Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect.

	Payments Received (In Thousands)
	Jan. 2016	Apr. 2015	Jan. 2015
Royalty payment as calculated	$13,168	$21,832	$48,150
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	(47)	59	9,539

Total payment received	$13,121	$21,891	$57,689

(7) Subsequent Event

In July 2016 the Trust received a payment of $15,110,437 from BP Alaska, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2016. On July 20, 2016, after deducting Trust administrative expenses, the Trustee distributed $14,659,918 to Unit holders of record on July 16, 2016.

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

Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities. Interest income received by the Trust from the investment of the reserve fund is added to the distributions received from BP Alaska and paid to the holders of Units with each quarterly distribution.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2016 and 2015, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2016 and 2015, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2016 and 2015 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Apr 2016 Jan 2016	03/31/2016 12/31/2015	$ $	33.73 42.15	$ $	17.10 17.00	1.826 1.827	$ $	31.22 31.07	$ $	1.06 1.40	$ $	1.45 9.68	95.1 96.7
Apr 2015 Jan 2015	03/31/2015 12/31/2014	$ $	48.80 73.02	$ $	17.00 16.90	1.807 1.818	$ $	30.72 30.73	$ $	1.67 6.88	$ $	16.41 35.41	92.8 96.3

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

Three Months Ended June 30, 2016 Compared to

Three Months Ended June 30, 2015

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2015 to the first quarter of 2016 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2015 and 2016. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2015 to the second quarter of 2016.

		Increase (decrease)
	3 Months Ended 3/31/2016	Amount	Percent	3 Months Ended 3/31/2015
Average WTI Price	$33.73	($15.07)	(30.9)	$48.80
Adjusted Chargeable Costs	$31.22	$0.50	1.6	$30.72
Average Production Taxes	$1.06	($0.61)	(36.5)	$1.67
Average Per Barrel Royalty	$1.45	($14.96)	(91.2)	$16.41
Average net production (mb/d)	95.1	2.3	2.5	92.8

The decline in WTI price that began early in the third quarter of 2014 reached a low of $26.21 per barrel in February 2016. Despite finishing the first quarter of 2016 at a $38.34 per barrel, the average WTI price for the quarter was more than 30 percent lower than the average WTI price for the first quarter of 2015. Although the dollar amount of the decline in the average Per Barrel Royalty between the two periods was virtually identical to the dollar amount of the decline in the WTI price, the percentage decline of the average Per Barrel Royalty from the prior period was over 60% more than the percentage decline in the average WTI price compared to the first quarter of 2015. This resulted from the fact that Adjusted Chargeable Costs, which along with average Production Taxes are subtracted from the average WTI price to determine the average Per Barrel Royalty, represented a much larger percentage of the WTI price for the first quarter of 2016 (93%) compared to prior period (63%). The percentage decrease in the average Per Barrel Royalty for the period includes a deduction for Production Taxes. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled increase in Chargeable Costs from $17.00 in 2015 to $17.10 in 2016 and the slight increase in the Cost Adjustment Factor between the two periods.

The increase in the average net production from the 1989 Working Interest for the two reporting periods was due to fewer days impacted by planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the second quarters of 2015 and 2016 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 6/30/2015	Amount	Percent	3 Months Ended 6/30/2015
	(Dollar amounts in thousands)
Royalty revenues	$1,951	($19,940)	(91.1)	$21,891
Cash earnings	$1,542	($19,835)	(92.8)	$21,377
Cash distributions	$1,542	($19,835)	(92.8)	$21,377
Administrative expenses	$410	($104)	(20.2)	$514

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the first quarter of 2016 compared to the first quarter of 2015. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the decrease in Production Taxes. The decrease in administrative expenses reflects timing differences in accruals of expenses.

Six Months Ended June 30, 2016 Compared to

Six Months Ended June 30, 2015

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2015 to the six months ended March 31, 2016 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2015 to the first six months of 2016.

		Increase (decrease)
	6 Months Ended 3/31/2016	Amount	Percent	6 Months Ended 3/31/2015
Average WTI Price	$37.94	($22.97)	(37.7)	$60.91
Adjusted Chargeable Costs	$31.15	$0.42	1.4	$30.73
Average Production Taxes	$1.23	($3.05)	(71.3)	$4.28
Average Per Barrel Royalty	$5.54	($20.37)	(78.6)	$25.91
Average net production (mb/d)	95.9	1.3	1.4	94.6

The decrease in the average Per Barrel Royalty for the period resulted primarily from the decline in WTI prices. This decline was partially offset by the decline in Production Taxes. The decline in WTI prices resulted in Production Taxes for the fourth quarter of 2015 and the first quarter of 2016 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement, compared to only the first quarter of 2015 being calculated on the basis of the minimum tax. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

Fewer days impacted by planned and unplanned downtime during the two reporting periods contributed to the increase in average net production.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $17.00 in 2015 and to $17.10 in 2016. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first and second quarters of 2015 and 2016 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	6 Months Ended 6/30/2016	Amount	Percent	6 Months Ended 6/30/2015
	(Dollar amounts in thousands)
Royalty revenues	$15,072	($64,508)	(81.1)	$79,580
Cash earnings	$14,422	($64,487)	(81.7)	$78,909
Cash distributions	$14,422	($64,487)	(81.7)	$78,909
Administrative expenses	$651	($20)	(3.0)	$671

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the fourth quarter of 2015 and the first quarter of 2016 compared to the fourth and first quarters of 2014 and 2015, respectively. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes. The decreases in royalty revenues, cash earnings and cash distributions for the period also reflect the $9.5 million true-up adjustment that was included in the royalty payment for the fourth quarter of 2014. This adjustment represented the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014, associated with the reaching of the cumulative condensate limit in June 2014 described above. The decrease in administrative expenses reflects the increased overall costs of supplies and services offset by timing differences in accruals of expenses.

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

Date: August 9, 2016

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