Form 10-Q
period 2016-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2016-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,003	$1,002

Total assets	$1,003	$1,002

Liabilities and Trust Corpus
Accrued expenses	$207	$252
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	796	750

Total liabilities and trust corpus	$1,003	$1,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Royalty revenues	$15,110	$31,866	$30,183	$111,446
Interest income	1	—	1	—
Less: Trust administrative expenses	(450)	(358)	(1,101)	(1,029)

Cash earnings	$14,661	$31,508	$29,083	$110,417

Cash distributions	$14,660	$31,508	$29,082	$110,417

Cash distributions per unit	$0.6850	$1.4724	$1.3590	$5.1597

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Trust corpus at beginning of period	$543	$627	$750	$833
Cash earnings	14,661	31,508	29,083	110,417
(Increase) decrease in accrued expenses	252	76	45	(130)
Cash distributions	(14,660)	(31,508)	(29,082)	(110,417)

Trust corpus at end of period	$796	$703	$796	$703

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2016

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

September 30, 2016

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2016 and December 31, 2015, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2016 and 2015. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2016 and December 31, 2015, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2016

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

September 30, 2016

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

September 30, 2016

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2016

(7) Subsequent Event

In October 2016, the Trust received a payment of $14,734,688 from BP Alaska. This payment consisted of $14,581,825, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2016, plus $152,863, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2016. On October 20, 2016, after deducting Trust administrative expenses, the Trustee distributed $14,536,941 to Unit holders of record on October 16, 2016.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2016 and 2015, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2016 and 2015, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2016 and 2015 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2016	06/30/2016	$45.56	$17.10	1.850	$31.65	$1.53	$12.38	82.4
Apr 2016	03/31/2016	$33.73	$17.10	1.826	$31.22	$1.06	$1.45	95.1
Jan 2016	12/31/2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68	96.7
Jul 2015	06/30/2015	$57.80	$17.00	1.831	$31.13	$2.02	$24.64	86.5
Apr 2015	03/31/2015	$48.80	$17.00	1.807	$30.72	$1.67	$16.41	92.8
Jan 2015	12/31/2014	$73.02	$16.90	1.818	$30.73	$6.88	$35.41	96.3

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when BP Alaska’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, BP Alaska has undertaken a program of field wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2013, 2014 and 2015. BP Alaska anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in future years.

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

Three Months Ended September 30, 2016 Compared to

Three Months Ended September 30, 2015

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2015 to the second quarter of 2016 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2015 and 2016. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2015 to the third quarter of 2016.

		Increase (decrease)
	3 Months Ended 6/30/2016	Amount	Percent	3 Months Ended 6/30/2015
Average WTI Price	$45.56	($12.24)	(21.2)	$57.80
Adjusted Chargeable Costs	$31.65	$0.52	1.7	$31.13
Average Production Taxes	$1.53	($0.49)	(24.3)	$2.02
Average Per Barrel Royalty	$12.38	($12.26)	(49.8)	$24.64
Average net production (mb/d)	82.4	(4.1)	(4.7)	86.5

The decline in WTI price between the two periods in the table above reflects the temporary increase in the WTI price that occurred in the second quarter of 2015. Following that increase, the decline in WTI price that began in the third quarter of 2015 resumed, with the WTI price reaching a low of $26.21 per barrel in February 2016.

Although the dollar amount of the decline in the average Per Barrel Royalty between the two periods in the table above was virtually identical to the dollar amount of the decline in the WTI price, the percentage decline of the average Per Barrel Royalty from the prior period was nearly 30% more than the percentage decline in the average WTI price compared to the second quarter of 2015. This resulted from the fact that Adjusted Chargeable Costs, which together with average Production Taxes are subtracted from the average WTI price to determine the average Per Barrel Royalty, represented a significantly larger percentage of the WTI price in the second quarter of 2016 (69%) than they did in the second quarter of 2015 (approximately 54%). The percentage decrease in the average Per Barrel Royalty for the period includes a deduction for Production Taxes. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled increase in Chargeable Costs from $17.00 in 2015 to $17.10 in 2016 and the slight increase in the Cost Adjustment Factor between the two periods.

The decline in the average net production from the 1989 Working Interests between the two periods reflects a combination of (1) naturally declining production from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the third quarters of 2015 and 2016 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 9/30/2016	Amount	Percent	3 Months Ended 9/30/2015
	(Dollar amounts in thousands)
Royalty revenues	$15,110	($16,756)	(52.6)	$31,866
Cash earnings	$14,661	($16,847)	(53.5)	$31,508
Cash distributions	$14,660	($16,848)	(53.5)	$31,508
Administrative expenses	$450	$92	25.7	$358

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the lower average WTI Prices that prevailed in the second quarter of 2016 compared to the second quarter of 2015. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the decrease in Production Taxes. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2016 Compared to

Nine Months Ended September 30, 2015

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2015 to the nine months ended June 30, 2016 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2015 to the first nine months of 2016.

		Increase (decrease)
	9 Months Ended 6/30/2016	Amount	Percent	9 Months Ended 6/30/2015
Average WTI Price	$40.48	($19.39)	(32.4)	$59.87
Adjusted Chargeable Costs	$31.31	$0.45	1.5	$30.86
Average Production Taxes	$1.33	($2.19)	(62.2)	$3.52
Average Per Barrel Royalty	$7.84	($17.65)	(69.2)	$25.49
Average net production (mb/d)	91.4	(0.5)	(0.5)	91.9

The decrease in the average Per Barrel Royalty for the period resulted primarily from the decline in WTI prices. This decline was partially offset by the decline in Production Taxes. The decline in WTI prices resulted in Production Taxes for the fourth quarter of 2015 and the first and second quarters of 2016 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement, compared to only the first quarter of 2015 being calculated on the basis of the minimum tax. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $17.00 in 2015 and to $17.10 in 2016. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The average net production from the 1989 Working Interests declined slightly compared to the prior period. The decline reflects a combination of (1) naturally declining production from the Prudhoe Bay field and (2) variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2015 and 2016 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	9 Months Ended 9/30/2016	Amount	Percent	9 Months Ended 9/30/2015
	(Dollar amounts in thousands)
Royalty revenues	$30,183	($81,263)	(72.9)	$111,446
Cash earnings	$29,083	($81,334)	(73.7)	$110,417
Cash distributions	$29,082	($81335)	(73.7)	$110,417
Administrative expenses	$1,101	$72	7.0	$1,029

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the lower average WTI Prices that prevailed in the fourth quarter of 2015 and the first and second quarters of 2016 compared to the fourth quarter of 2014 and the first and second quarters of 2015. The decreases in royalty revenues, cash earnings and cash distributions were offset somewhat by the increase in royalty interest received by the Trust as a result of the cumulative condensate limit being reached at the end of the second quarter of 2014 and the decrease in Production Taxes. The period-to-period decreases in royalty revenues, cash earnings and cash distributions also reflect the $9.5 million true-up adjustment that was included in the royalty payment for the fourth quarter of 2014. This adjustment represented the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014, associated with the reaching of the cumulative condensate limit in June 2014 described above. The increase in administrative expenses reflects the increased overall costs of supplies and services and timing differences in accruals of expenses.

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

Date: November 9, 2016

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

2