Form 10-K
period 2016-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2017-03-01
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE	13-6943724
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., TRUSTEE 601 TRAVIS STREET, FLOOR 16 HOUSTON, TEXAS	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 483-6020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
UNITS OF BENEFICIAL INTEREST	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $395,472,000.

As of March 1, 2017, 21,400,000 Units of Beneficial Interest were outstanding.

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

Effective as of December 15, 2010, The Bank of New York Mellon (“BNYM”) resigned as trustee under the Trust Agreement and BP Alaska appointed The Bank of New York Mellon Trust Company, N.A. (the “Trust Company”) to succeed BNYM as trustee. The Trust Company accepted its appointment and assumed all rights, titles, duties, powers and authority formerly held and exercised by BNYM under the Trust Agreement. The corporate trust office of the Trust Company (which we refer to hereafter as the “Trustee”) at which the affairs of the Trust are administered is located at 601 Travis Street, Floor 16, Houston, Texas 77002 and its telephone number at that address is (713) 483-6020.

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

The Trust does not maintain an Internet website, but certain information concerning the Trust and the Trust Units may be obtained from the BusinessWire website at the following page location: http://bpt.investorhq.businesswire.com. The Trustee will provide paper or electronic copies of the Trust’s reports on Form 10-K, Form 10-Q and Form 8-K, and amendments to those reports, free of charge upon request as soon as reasonably practicable after the Trust files them with the SEC. Requests for copies of reports may be made by mail to: The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, TX 77002, Attention: Global Corporate Trust – Corporate Finance; by telephone to: (713) 483-6020; or by e-mail to: elaina.c.rodgers@bnymellon.com.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $16.70 during 2012, $16.80 during 2013, $16.90 during 2014, $17.00 during 2015 and $17.10 during 2016. Chargeable Costs for 2017 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel
2017	$17.20
2018	20.00
2019	23.75
2020	26.50

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

The 2014 Letter Agreement Amendment became effective immediately. Thus, for 2016 any difference between the limitation as preliminarily determined for the first through third quarters of 2016 and the actual limitation for 2016 will be reflected in the payment to the Trust for the fourth quarter of 2016, and not in the payment to the Trust for the first quarter of 2017.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty

Calendar 2012:
4th Qtr 2011	$93.92	$16.60	1.742	$28.92	$25.47	$39.48
1st Qtr 2012	102.86	16.70	1.753	29.28	31.29	42.29
2nd Qtr 2012	93.47	16.70	1.770	29.55	24.98	38.94
3rd Qtr 2012	92.36	16.70	1.774	29.62	23.98	38.76

Calendar 2013:
4th Qtr 2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18
1st Qtr 2013	94.40	16.80	1.788	30.03	24.98	39.38
2nd Qtr 2013	94.14	16.80	1.794	30.13	24.76	39.25
3rd Qtr 2013	105.94	16.80	1.801	30.25	32.79	42.89

Calendar 2014:
4th Qtr 2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33
1st Qtr 2014	98.58	16.90	1.808	30.55	17.50	50.52
2nd Qtr 2014	103.07	16.90	1.832	30.96	19.28	52.83
3rd Qtr 2014	97.31	16.90	1.831	30.95	16.60	49.75

Calendar 2015:
4th Qtr 2014	$73.02	$16.90	1.818	$30.75	$6.88	$35.41
1st Qtr 2015	48.80	17.00	1.807	30.72	1.67	16.41
2nd Qtr 2015	57.80	17.00	1.831	31.13	2.02	24.65
3rd Qtr 2015	46.70	17.00	1.835	31.20	1.58	13.92

Calendar 2016:
4th Qtr 2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68
1st Qtr 2016	33.73	17.10	1.826	31.22	1.06	1.45
2nd Qtr 2016	45.56	17.10	1.850	31.63	1.53	12.38
3rd Qtr 2016	44.99	17.10	1.855	31.71	1.51	11.81

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2016 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2016, approximately 11.72 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2016 there were 1158 active producing oil wells, 31 gas reinjection wells, 187 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2016 were: 50 in 2014, 56 in 2015 and 33 in 2016. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 192 barrels per day in 2012, 188 barrels per day in 2013, 177 barrels per day in 2014, 170 barrels per day in 2015 and 171 barrels per day in 2016.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2012	177.8	79.7	47.8		5.8
2013	173.4	77.7	44.6		5.4
2014	184.4	81.8	19.4		2.3
2015	196.4	87.1	0.0	(a)	0.0
2016	197.9	87.8	0.0	(a)	0.0

(a)	Having reached the cumulative condensate limit in June 2014, pursuant to the Issues Resolution Agreement all condensate produced from the Initial Participating Area (IPA) is now allocated to the Oil Rim IPA for accounting purposes.

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 518 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2016 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2017 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the proved reserves allocated to the Trust as of December 31, 2016 were 9.376 million barrels of oil and condensate, of which 9.204 million barrels are proved developed reserves4 and 0.172 million barrels are proved undeveloped reserves5. Proved reserves attributable to the Trust were reduced by approximately 13.676 million barrels during 2016 as a result of the significant reduction in the West Texas Intermediate price, forecast revisions and capital activities including drilling and well treatments. Additional information regarding changes in estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

[2]	See note (a) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2015 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.
[3]	See note (b) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2016 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.
[4]	Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.
[5]	Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2016. Based on the 2016 twelve-month average WTI Price6 of $42.75 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2016 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flow to the Trust of $63.824 million, with a net present value of estimated future cash flows at 10% discount of $59.186 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All professionals assigned to the BP Prudhoe Bay Royalty Trust project are university graduates, with degrees in petroleum or chemical engineering. Assigned staff members include licensed professional engineers with over 25 years of diversified experience. Work was supervised by a licensed professional engineer with more than 15 years of experience with the Trust. A copy of the February 15, 2017 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2014, 2015 and 2016. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

Based on the 2016 twelve-month average WTI Price of $42.75 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2018, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

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

Widely Held Fixed Investment Trusts

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in the U.S. Treasury Regulations (which includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. The Bank of New York Mellon Trust Company, N.A. is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. For information contact The Bank of New York Mellon Trust Company, N.A., Global Corporate Trust – Corporate Finance, 601 Travis Street, Floor 16, Houston, TX 77002, telephone number (713) 483-6020.

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

Foreign Account Tax Compliance Act

Pursuant to the Foreign Account Tax Compliance Act (commonly referred to as “FATCA”), distributions from the Trust to “foreign financial institutions” and certain other “non-financial foreign entities” may be subject to U.S. withholding taxes. Specifically, certain “withholdable payments” (including certain royalties, interest and other gains or income from U.S. sources) made to a foreign financial institution or non-financial foreign entity will generally be subject to the withholding tax unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Foreign financial institutions and non-financial foreign entities located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules. Foreign Unit holders are encouraged to consult their own tax advisors regarding the possible implications of these withholding provisions on their investment in Trust Units.

ITEM 1A.	RISK FACTORS

Owners of Units are exposed to risks and uncertainties that are particular to their investment.

•	Royalty Production from the Prudhoe Bay field is projected to decline and will eventually cease.

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. As discussed above under the caption “THE PRUDHOE BAY UNIT and FIELD – Reserve Estimates”, Royalty payments to the Trust, based on calculations using a 2016 WTI Price of $42.75 per barrel, among other prescribed variables, are projected to cease after 2018.

Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2016, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which are subject to volatility, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

WTI Prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. This was dramatically demonstrated by the steep decline in WTI Prices from more than $100 per barrel in June 2014 to around $27 dollars per barrel in early 2016. Even before this plunge in price, what had been a general trend of WTI price increases had moderated as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market. Oil production in the United States also surged owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction.

This great increase in output from the U.S. helped lead to an oversupply in the global crude market. As United States domestic production nearly doubled, the amount of oil imported into the United States declined. Countries like Saudi Arabia, Nigeria and Algeria that once sold their oil in the United States were forced to compete for Asian markets, and such producers were forced to sell at lower prices.

While the global crude oil market became oversupplied, global demand was declining, with the result that global oil prices dropped more than 70% from June 2014 through the middle of February 2016. As a result of this imbalance, U.S. production declined by over one million barrels per day by mid-2016 from a peak of 9.6 million barrels per day in June 2015 as U.S. oil companies discontinued most exploration and drilling operations.

The decline in global oil prices was halted in the first quarter of 2016 as the falling U.S. production and increased global demand led to steadily increasing oil prices following the lows reached in early 2016. In June 2016, oil prices settled over $50 per barrel for the first time in almost a year on higher than expected draws on U.S. crude oil stockpiles and concerns about global supply shortfalls following rebel attacks on Nigeria’s oil industry. Oil prices received additional support later in 2016 when OPEC members agreed in November to cut their total output by 1.2 million barrels per day during the first six months of 2017. Eleven non-OPEC countries subsequently also agreed in December 2016 to curtail their production by 558,000 barrels per day for the first six months of the 2017. Among the non-OPEC producers, Russia, which produces the most crude oil of any country, conditionally agreed to reduce its production by 300,000 barrels a day. The full implementation of these agreements would reduce global oil supply by nearly 2 percent.

As a result of these developments, by early February 2017, WTI and Brent prices had risen approximately 100% from their lows a year earlier. In early February 2017, the International Energy Agency (“IEA”) reported that OPEC had achieved an initial compliance rate of 90 percent with respect to the November 2016 agreement. According to the IEA, this initial reduction was one of the deepest in the history of OPEC initiatives to cut production. However, estimates of compliance by the non-OPEC nations with the oil output reduction agreement have ranged between 40 and 50 per cent of the agreed upon cuts. Since there is no mechanism to enforce the agreements to reduce production, certain analysts have speculated that the OPEC and non-OPEC producers may forego complying with the production cuts if oil prices continue to rise. Even if there is substantial compliance with the terms of the agreements, these oil producing nations could rapidly increase production following the expiration of the agreements. This in turn could lead to a surge of crude oil into the global markets in the second half of 2017, potentially exerting significant downward pressure on oil prices if there is not a countervailing increase in demand.

With respect to the U.S. market, the recent increases in oil prices have led to increases in inventories and U.S. oil rig productivity. Within two months of the agreements of the OPEC and non-OPEC producers, U.S. shale oil production began to rise as higher prices made it profitable again for U.S. producers to restart their operations. According to the U.S. Energy Information Administration (“EIA”), U.S. oil output increased in excess of 300,000 barrels per day from 8.70 million barrels per day for the week ended December 2, 2016 to more than 9 million barrels per day for the week ended February 17, 2017. U.S. oil rig count for the week ended February 24, 2017 was reported to be the highest since October 2015.

While this increase in U.S. production could weigh upon oil prices, the EIA has noted that global demand for petroleum product is forecast to grow at a faster rate in 2017 than in 2016 and that global oil markets currently appear to be more closely balanced than at any time in the recent past. According to the EIA, crude oil price volatility declined in December 2016 and continued declining in January 2017. The EIA has also reported that monthly Brent crude oil prices have been trading in the narrowest range since May 2014 and that monthly WTI prices were trading in the narrowest range since December 2004. The EIA observed that this narrow trading range suggests buyers and sellers have been nearing agreement that a price in the mid-$50 per barrel range may be sufficient to balance the oil market, with global demand growing steadily and producers beginning to increase investments in new production. EIA forecasts that global oil inventories will decline by 0.2 million barrels per day in the first quarter of 2017. This projected decline contrasts with the estimated 1.5 million barrel per day increase in oil inventories during the same period in 2016.

The EIA’s data and forecasts generally suggest that the condition of the oil market is more robust in early 2017 than it was a year earlier, when excess production and slowing global demand created a glut in inventories that depressed crude oil prices. However, the EIA, like many analysts, suggests that the oil market may be waiting to see how the balance between supply and demand will develop. If either the U.S. or the other oil producing nations produce too much, prices may decline once more. This would make it difficult for U.S. producers to stay in the market, which might give the OPEC and non-OPEC nations an advantage with respect to market share. However, as evidenced by the agreements to reduce production, the non-U.S. oil producing nations also do not want lower prices, and such producers may prefer foregoing additional market share in the near term in order to support prices.

With specific reference to WTI prices, Cushing, Oklahoma, the delivery point for WTI futures contracts on the New York Mercantile Exchange, has in prior periods occasionally become oversupplied due to new oil flows from Canada and the United States. Historically, this market had been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. These constraints on transportation of crude oil out of the U.S. Midwest market, together with the great increase in production in North America and the decades-long U.S. ban on crude oil exports, helped to weigh down WTI spot prices for several years and kept the price of WTI crude oil at a historic discount to globally traded waterborne crudes such as Brent. In the past, WTI, which is generally a sweeter and lighter crude oil than Brent, was more likely to trade at a premium to Brent.

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

While inventories subsequently decreased by nearly 3% by December 2016, recent reports have again shown a sharp increase in storage. On February 15, 2017, the EIA reported that stockpiles of domestic crude oil inventories, excluding oil in the Strategic Petroleum Reserve, rose 9.5 million barrels to total 518.1 million barrels for the week ended February 10. This was the sixth straight weekly increase in crude oil supplies and, according to the EIA, brought total inventories to a record weekly level, exceeding the previous record of 512.1 million barrels for the week ended April 29, 2016. Also, while the Seaway pipelines and other pipeline projects have helped significantly in facilitating transportation from Cushing to the Gulf Coast, closures of the Seaway pipelines due to spills in October 2016 and early 2017 highlight the risk that prolonged shutdowns of these or other pipeline projects could also contribute to higher inventory levels, particularly if such shutdowns should coincide with increased volumes of crude oil flowing into Cushing.

Nevertheless, the ability to ship crude oil out of Cushing via pipeline has allowed WTI and similar inland U.S. crudes to compete directly with the higher-priced waterborne crude oils on the Gulf Coast (whose prices have historically closely followed Brent). This ability helped bring the price of WTI more in line with prices for other crude oils trading on the global markets. After diverging in 2011 to a high of around $30 per barrel, with Brent the more expensive oil, the spread between WTI and Brent has gradually decreased as a result of the new crude pipeline construction and crude pipeline flow reversals.

Other factors have the potential to further reduce the spread between the Brent price and the price of U.S. domestic production. For example, in addition to the lack of pipeline capacity, as discussed above, the WTI/Brent spread has been influenced by the U.S. ban on crude oil exports introduced in the 1970’s. That ban was lifted in December 2015 and it was expected that the lifting of the export ban could help contribute to the use of WTI as a global benchmark. Although the U.S. continues to import approximately 10 times more oil than it exports (due, among other reasons, to U.S. refineries having been designed to process much heavier crudes), the EIA reported that the U.S. exported 527,000 barrels per day in the first 11 months of 2016, compared to 465,000 barrels per day in 2015. While Canada, which was excluded from the export restrictions, previously received most U.S. oil exports, the EIA has reported that since restrictions were lifted, oil exports to Canada have fallen by more than half and that U.S. crude oil is being shipped to countries in Western Europe, Asia, the Carribean and South America. If OPEC and non-OPEC nations adhere to the production cuts agreed to in November 2016, U.S. producers may have an opportunity to gain access to additional international markets.

•	The amount and value of reserves attributable to the Trust, the estimated life of the Trust, estimates of future net revenues and estimates of the present value of future net revenues fluctuate based on the WTI Price, among other factors. WTI Prices may be below the “break-even” point for daily royalty calculations.

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2017 the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $32.99.7 The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2017. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2016 twelve-month average WTI Price of $42.75 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2018, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in the termination of royalty payments prior to 2018.

While energy price forecasts are highly uncertain, EIA forecasts that Brent and WTI crude oil prices will average $53 and $52 per barrel, respectively, in 2017 and $56 and $55 per barrel, respectively, in 2018. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices actually constitute the 2017 or 2018 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year). If such WTI Prices are in fact lower than the 2016 twelve-month average WTI Price of $42.75, this could result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2016 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”.

[7]	The fixed Chargeable Cost increases specified in the Conveyance will impact the “break-even” price in future years.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, whether OPEC and other oil producing nations have been willing to intervene to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as developments with respect to the Iran nuclear deal, the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted), how the policies of the new U.S. administration may influence oil production and markets, expectations for global economic growth, political turmoil in North Africa and the Middle East and ongoing tensions in other regions of the world.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2014, 2015 and 2016, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

In 2015, President Obama proposed designating 12 million of the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”) as wilderness. The wilderness designation, which is the highest form of protection the federal government can give to public lands, would prohibit numerous activities, such as drilling for oil and gas and road construction. This proposed designation, however, has not been implemented by Congress. In December 2016 the Obama administration also withdrew hundreds of millions of acres of federally owned land in the Arctic and Atlantic Ocean from new offshore oil and gas drilling under the Outer Continental Shelf Lands Act. This action effectively banned new oil and gas drilling in nearly all U.S. waters in the Arctic Ocean. Although there is uncertainty as to whether this withdrawal will survive under the Trump administration, this action, if implemented, together with the ANWR wilderness designation, if approved by Congress, could prohibit new oil production in much of Alaska.

As noted above, without more crude oil to be transported by TAPS, which, despite a modest increase in 2016, has had declining volumes over the last decade, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In a potentially significant development for Alaska and TAPS, a small energy exploration company named Caelus Energy LLC announced in October 2016 that it had discovered oil in Smith Bay on Alaska’s northern coast. The company reported that the field could hold as much as 6 billion barrels of oil and that it expects to be able to recover between 1.8 to 2.4 billion barrels. If that amount is recoverable, it is estimated that the discovery would increase the amount of Alaska’s statewide recoverable oil by approximately 80 percent. However, due to the complexity and expense of the project and the length of the regulatory process, oil from the discovery is not expected to flow to TAPS until 2022.

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

In January 2014, it was announced that the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project and that ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project. This established the commercial framework for the development of the natural gas pipeline from the North Slope to the south-central Alaska coast. The Nikiski area of the Kenai Peninsula was selected as the leading site for the LNG plant. In September 2014, an application was filed with the Federal Energy Regulatory Commission (“FERC”) to begin a pre-filing process to begin preparatory work for an environmental impact statement for the project. Earlier in 2014 an application was submitted to the U.S. Department of Energy for a license to export LNG. Pre-Front End Engineering and Design work, or pre-FEED, also commenced in the summer of 2014. In November 2015, AGDC purchased TransCanada’s 25% interest in the project.

In August 2016, ExxonMobil, BP and ConocoPhilips indicated that they did not currently wish to make further investments in the Alaska LNG project. This decision followed a report, commissioned by ExxonMobil, BP and AGDC, by an energy consultancy firm stating the project’s competitiveness “ranks poorly” under current market conditions. At the end of 2016, it was announced that AGDC had concluded agreements with ExxonMobil, BP and ConocoPhillips to take over the leadership position in the Alaska LNG project. AGDC announced in December 2016 that all pre-FEED deliverables and the FERC draft environmental and socioeconomic resource reports had been completed. According to AGDC, construction on the project could begin in 2019.

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

•	The effect of any changes to the Alaska Production Tax Statutes on Per Barrel Royalty and Royalty Production from the Prudhoe Bay field is unpredictable.

As noted (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above), Alaska’s Production Tax Statutes affect the calculation of the Per Barrel Royalty. Among other changes to the Production Tax Statutes, the 2013 amendments added a stair-step per-barrel tax credit for oil production, provided that a producer’s tax liability may not be reduced below the “minimum tax”. Since going into effect on January 1, 2014, the 2013 amendments have had the effect of reducing Production Taxes imposed on Royalty Production. Moreover, as a result of the low oil price environment that began in mid-2014, Royalty Production has been subject to the minimum tax under the Production Tax Statutes since the first quarter of 2015. The reduction in Production Taxes has in part offset the reduction in royalty payments that resulted from declining WTI prices.    Any changes to the Production Tax Statutes in the future may also impact the amount of Production Taxes and, in turn, the amount of royalty payments. Whether or when any such changes may occur and the effect any such changes may have on the Per Barrel Royalty is unpredictable.

The Production Tax Statutes can also have an impact on Royalty Production from the Prudhoe Bay field. For example, the 2007 amendments to the Production Tax Statutes (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. The 2007 amendments, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 amendments to the Production Tax Statutes. Due in part to the 2007 amendments, BP Alaska’s spending on production adding activity, adjusted for inflation, was flat to declining from 2008 through 2012. As noted under “THE ROYALTY INTEREST – Production Taxes” in Item 1 above, the 2013 amendments to the Production Tax Statutes were intended to encourage oil production and investment in Alaska’s oil industry by eliminating the monthly “progressivity” tax rate implemented by 2006 and 2007 amendments and adding a stair-step per-barrel tax credit for oil production. However, due to the low oil price environment that has prevailed for much of the time since the 2013 amendments went into effect, and since the Prudhoe Bay field is a mature field, the impact of the 2013 amendments in terms of encouraging oil production and investment with respect to the Prudhoe Bay field is uncertain.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2016.

	High	Low	Distributions Per Unit
2015:
First Quarter	$82.23	$52.78	$2.688
Second Quarter	77.92	57.60	0.999
Third Quarter	62.38	36.06	1.472
Fourth Quarter	49.18	22.35	0.703

2016:
First Quarter	$33.33	$13.36	$0.602
Second Quarter	18.75	11.29	0.072
Third Quarter	19.39	15.54	0.685
Fourth Quarter	26.21	18.70	0.679

As of February 2, 2017, 21,400,000 Units were outstanding and were held by 303 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2016.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2016	2015	2014	2013	2012
	(in thousands, except per Unit amounts)
Royalty revenues	$44,917	126,781	227,904	194,854	200,019
Interest income	$2	—	—	1	1
Trust administration expenses	$(1,298)	(1,320)	(1,141)	(1,382)	(1,152)

Cash earnings	$43,621	125,461	226,763	193,473	198,868

Cash distributions	$43,619	125,461	226,763	193,473	198,885

Cash distributions per unit	$2.038	5.863	10.596	9.041	9.294

	December 31
	2016	2015	2014	2013	2012
	(dollar amounts in thousands)
Trust corpus	$786	750	833	863	826
Total assets	$1,004	1,002	1,002	1,001	1,001
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2014, 2015 and 2016. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2015 and 2016 and the period of 2017 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2017 will depend on WTI Prices prevailing during the remainder of the year.

As discussed above in Item 1A “RISK FACTORS”, it is anticipated that global oil prices could remain low for a significant period. As also discussed above in Item 1A “RISK FACTORS”, on January 1, 2017, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $32.99. From the beginning of the first quarter of 2017 through February 22, 2017, the WTI crude oil spot price has fluctuated between a high of $54.06 per barrel on February 21, 2017 and a low of $50.82 per barrel on January 10, 2017. The WTI crude oil spot price on February 22, 2016 was $53.59 per barrel. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments could decline significantly, and could in fact be zero.

2016 compared to 2015

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

		Increase (decrease)
	12 Months Ended 9/30/2016	Amount	Percent	12 Months Ended 9/30/2015
Average WTI Price	$41.61	($14.96)	(26.4)	$56.58
Adjusted Chargeable Costs	$31.43	$0.48	1.6	$30.95
Average Production Taxes	$1.37	($1.67)	(54.8)	$3.04
Average Per Barrel Royalty	$8.81	($13.79)	(61.0)	$22.60
Average net royalty production (mb/d)	89.0	2.0	2.3	87.0

Average WTI prices during the twelve months ended September 30, 2016 declined significantly compared to the preceding twelve-month period. Nevertheless, because WTI prices began to rise after reaching lows early in the first quarter of 2016, the decline in WTI price for the period was substantially less than it was for the prior period, as indicated in the chart below. WTI prices during this period ranged from an average high price of $46.22 during October 2015 to an average price of $45.18 during the last month of the period in September 2016. The lowest average monthly price for the period was $30.32 in February 2016. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $17.00 in calendar 2015 to $17.10 in calendar 2016, resulted in the modest increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2016. The decrease in the average Per Barrel Royalty for the period resulted primarily from the decline in WTI prices. This decline was partially offset by the decline in Production Taxes. The decline in WTI prices resulted in Production Taxes for the fourth quarter of 2015 and the first three quarters of 2016 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

The increase in the average net production from the 1989 Working Interests between the two periods was due to ongoing development activity and projects, which partially offset the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2016	Amount	Percent	Year Ended 12/31/2015
	(Dollars in thousands)
Royalty revenues	$44,917	($81,864)	(64.6)	$126,781
Cash earnings	$43,621	($81,840)	(65.2)	$125,461
Cash distributions	$43,619	($81,842)	(65.2)	$125,461
Administrative expenses	$1,298	($22)	(1.7)	$1,320
Trust corpus at year end	$786	$36	4.8	$750

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed during 2016 compared to 2015. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

2015 compared to 2014

		Increase (decrease)
	12 Months Ended 9/30/2015	Amount	Percent	12 Months Ended 9/30/2014
Average WTI Price	$56.58	($42.51)	(42.9)	$99.09
Adjusted Chargeable Costs	$30.95	$0.30	1.0	$30.65
Average Production Taxes	$3.04	($17.03)	(84.9)	$20.07
Average Per Barrel Royalty	$22.60	(25.76)	(53.3)	$48.36
Average net royalty production (mb/d)	87.0	8.2	10.4	78.8

Average WTI prices during the twelve months ended September 30, 2015 declined significantly compared to the preceding twelve-month period. Although the average WTI price for the second quarter of 2015 actually rose nearly 20% compared to the average WTI price for the first quarter of 2015, WTI prices during this period declined overall from an average high price of $84.47 during October 2014 to an average price of $45.43 during the last month of the period in September 2015. The lowest average monthly price for the period was $43.19 in August 2015. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $16.90 in calendar 2014 to $17.00 in calendar 2015, resulted in the modest increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2015. The decrease in the average Per Barrel Royalty for the period resulted primarily from the decline in WTI prices. This decline was partially offset by the decline in Production Taxes. The decline in WTI prices resulted in Production Taxes for the second and third quarters of 2015 being calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2016 and 2015, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2016 and 2015, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2016, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

(signed) KPMG LLP

Dallas, Texas

March 1, 2017

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

We have audited BP Prudhoe Bay Royalty Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee), is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A “Internal Control Over Financial Reporting – Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, BP Prudhoe Bay Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust as of December 31, 2016 and 2015, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

(signed) KPMG LLP

Dallas, Texas

March 1, 2017

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents (Note 2)	$1,004	$1,002

Total assets	$1,004	$1,002

Liabilities and Trust Corpus

Accrued expenses	$218	$252

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	786	750

Total liabilities and trust corpus	$1,004	$1,002

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2016	2015	2014
Royalty revenues	$44,917	$126,781	$227,904
Interest income	2	—	—
Less: Trust administrative expenses	(1,298)	(1,320)	(1,141)

Cash earnings	$43,621	$125,461	$226,763

Cash distributions	$43,619	$125,461	$226,763

Cash distributions per unit	$2.038	$5.863	$10.596

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Trust corpus at beginning of year	$750	$833	$863
Cash earnings	43,621	125,461	226,763
(Increase) decrease in accrued expenses	34	(83)	(30)
Cash distributions	(43,619)	(125,461)	(226,763)

Trust corpus at end of year	$786	$750	$833

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2016

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

December 31, 2016

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2016 and 2015, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2016, 2015 and 2014. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2016 and 2015, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund.

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

December 31, 2016

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

(5)    Alaska Oil and Gas Production Tax

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2016

(6)    Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2016, 2015 and 2014 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect.

	2016 Payments Received
	January	April	July	October
Royalty payment as calculated	$13,168	$1,951	$15,110	$14,582
Adjustment for underpayment (overpayment), plus accrued interest	(47)	—	—	153

Net payment received	$13,121	$1,951	$15,110	$14,735

	2015 Payments Received
	January	April	July	October
Royalty payment as calculated	$48,150	$21,832	$31,866	$15,302
Adjustment for underpayment (overpayment), plus accrued interest	9,539	59	—	33

Net payment received	$57,689	$21,891	$31,866	$15,335

	2014 Payments Received
	January	April	July	October
Royalty payment as calculated	$53,827	$64,924	$65,000	$43,350
Adjustment for underpayment (overpayment), plus accrued interest	395	(64)	188	284

Net payment received	$54,222	$64,860	$65,188	$43,634

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2016

(7)	Subsequent Event

In January 2017, the Trust received a payment of $21,482,293 from BP Alaska. This payment consisted of $21,474,720, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2016, plus $7,573, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2016. On January 20, 2017, after deducting Trust administrative expenses, the Trustee distributed $21,277,034 to Unit holders of record on January 16, 2017.

Subsequent events have been evaluated through the date these financial statements are issued.

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands, except unit data):

	2016 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$13,121	$1,951	$15,110	$14,735
Interest income	—	1	1	—
Trust administrative expenses	(241)	(410)	(450)	(197)

Cash earnings	$12,880	$1,542	$14,661	$14,538

Cash distributions	$12,880	$1,542	$14,660	$14,537

Cash distributions per unit	$0.6019	$0.0721	$0.6850	$0.6793

	2015 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$57,689	$21,891	$31,866	$15,335
Interest income	—	—	—	—
Trust administrative expenses	(157)	(514)	(358)	(291)

Cash earnings	$57,532	$21,377	$31,508	$15,044

Cash distributions	$57,532	$21,377	$31,508	$15,044

Cash distributions per unit	$2.6884	$0.9989	$1.4724	$0.7030

	2014 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$54,222	$64,860	$65,188	$43,634
Interest income	—	—	—	—
Trust administrative expenses	(127)	(467)	(291)	(256)

Cash earnings	$54,095	$64,393	$64,897	$43,378

Cash distributions	$54,095	$64,393	$64,897	$43,377

Cash distributions per unit	$2.5278	$3.0090	$3.0326	$2.0270

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2016 ($42.75 per barrel), 2015 ($50.28 per barrel) and 2014 ($94.99 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2016, 2015 and 2014, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2016, 2015 and 2014, were estimated to be 9, 23 and 65 million barrels, respectively (of which 9, 22 and 62 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2016, 2015 and 2014, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2016, 2015 and 2014 of $42.75, $50.28 and $94.99 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

	December 31,
	2016	2015	2014
Future cash inflows	$63,824	$248,097	$2,106,680
10% annual discount for estimated timing of cash flows	(4,638)	(33,600)	(704,134)

Standardized measure of discounted future net cash flow (a)	$59,186	$214,497	$1,402,546

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2016	2015	2014
Net changes in prices and production costs	$(123,825)	$(1,583,041)	$(95,922)
Net change in production taxes	5,972	358,089	32,323
Other	152	43	9,484

	(117,701)	(1,224,909)	(54,115)

Royalty income received (b)	(50,799)	(78,387)	(220,603)
Accretion of discount	13,189	115,247	131,141

Net increase (decrease) during the year	$(155,311)	$(1,188,049)	$(143,577)

(b)	For the purpose of this calculation, royalty income received for 2016, 2015 and 2014 includes the following:

Period October 1, 2016 through December 31, 2016	$21,482
Period October 1, 2015 through December 31, 2015	$13,121
Period October 1, 2014 through December 31, 2014	$57,689

The above royalty income was received by the Trust in January 2017, 2016 and 2015, respectively.

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2013	71,546
Revisions of previous estimates (1)	(1,744)
Production	(4,747)

December 31, 2014	65,055
Revisions of previous estimates (2)	(36,922)
Production	(5,081)

December 31, 2015	23,052
Revisions of previous estimates (3)	(8,517)
Production	(5,159)

December 31, 2016	9,376
Proved developed reserves (thousands of barrels) as of:
December 31, 2014	61,856
December 31, 2015	22,418
December 31, 2016	9,204
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2014	3,199
December 31, 2015	634
December 31, 2016	172

(1)	The negative revision in year-end 2014 reserves reflects a decrease in the WTI price from $96.78 per barrel for 2013 to $94.99 per barrel for 2014 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2013 and 2014, respectively.
(2)	The negative revision in year-end 2015 reserves reflects a decrease in the WTI Price from $94.99 per barrel for 2014 to $50.28 per barrel for 2015 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2014 and 2015, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. This reduction in economic life results in a significant reduction in reserve volumes.
(3)	The negative revision in year-end 2016 reserves reflects a decrease in the WTI Price from $50.28 per barrel for 2015 to $42.75 per barrel for 2016 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2015 and 2016, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. This reduction in economic life results in a significant reduction in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2016.

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

As of the end of calendar year 2016, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2016.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 40.

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

Under the Trust Agreement, the Trustee is entitled to receive on each Quarterly Record Date a quarterly fee, currently consisting of the sum of (i) a quarterly administrative fee of $.0011 per Unit outstanding on the Quarterly Record Date plus (ii) $10.00 for each payment by wire transfer to a Unit holder. The administrative service fee is subject to increase in each calendar year by the proportionate increase, if any, during the preceding calendar year in the Consumer Price Index (as defined in the Conveyance; see “THE ROYALTY INTEREST – Cost Adjustment Factor” in Item 1) during the preceding calendar year. The Trustee also bills the Trust for certain reimbursable expenses. There is no compensation committee or committee performing similar functions with authority to determine any compensation of the Trustee other than the fees and reimbursable expenses provided for in the Trust Agreement.

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2016 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2014	218,880	—
2015	236,260	—
2016	238,011	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2017, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2016 and 2015 are:

	2016	2015
Audit	$182,500	$240,460
Audit related	22,750	22,100
Tax	180,000	213,000
Other	—	—

	$385,250	$475,560

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2016 and 2015

Statements of Cash Earnings and Distributions for the years ended December 31, 2016, 2015 and 2014

Statements of Changes in Trust Corpus for the years ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

(b) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2017.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

March 1, 2017

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

(File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 15, 2017.

*	Filed herewith.