Form 10-Q
period 2017-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2017-05-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐ No  ☒

As of May 10, 2017, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,005	$1,004

Total assets	$1,005	$1,004

Liabilities and Trust Corpus
Accrued expenses	$332	$218
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	673	786

Total liabilities and trust corpus	$1,005	$1,004

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2017	2016
Royalty revenues	$21,482	$13,121
Interest income	2	—
Less: Trust administrative expenses	(206)	(241)

Cash earnings	$21,278	$12,880

Cash distributions	$21,277	$12,880

Cash distributions per unit	$0.9943	$0.6019

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Trust corpus at beginning of period	$786	$750
Cash earnings	21,278	12,880
Increase in accrued expenses	(114)	(166)
Cash distributions	(21,277)	(12,880)

Trust corpus at end of period	$673	$584

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2017

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

March 31, 2017

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2017 and December 31, 2016, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2017 and 2016. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2017 and December 31, 2016, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2017

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

March 31, 2017

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

Certain of the royalty payments received by the Trust in 2017 and 2016 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

March 31, 2017

Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received (In Thousands)
	Jan. 2017	Jan. 2016
Royalty payment as calculated	$21,475	$13,168
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	7	(47)

Total payment received	$21,482	$13,121

(7)	Subsequent Event

In April 2017, the Trust received a cash distribution of $23,814,163 from BP Alaska representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended March 31, 2017. On April 20, 2017, after deducting Trust administrative expenses, the Trustee distributed $23,503,701 to Unit holders of record on April 16, 2017.

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2016 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2016 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2016 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2016 Annual Report.

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

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2016 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2016 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2017 and 2016, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2016 and 2015, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2017 and 2016 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2017	12/31/2016	$49.24	$17.10	1.858	$31.78	$1.67	$15.79	91.8
Jan 2016	12/31/2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68	96.7

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2017 and 2016 were adjusted by BP Alaska to compensate for the overpayment and underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2016 and December 31, 2015, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2017 and 2016 reflect the amount of the adjustments with respect to the earlier fiscal periods.

Three Months Ended March 31, 2017 Compared to

Three Months Ended March 31, 2016

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2016 to the fourth quarter of 2015 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2016 and 2017.

	3 Months Ended 12/31/2016	Increase (decrease)		3 Months Ended 12/31/2015
		Amount	Percent
Average WTI Price	$49.24	$7.09	16.8	$42.15
Adjusted Chargeable Costs	$31.78	$0.71	2.3	$31.07
Average Production Taxes	$1.67	$0.27	19.3	$1.40
Average Per Barrel Royalty	$15.79	$6.11	63.1	$9.68
Average net production (mb/d)	91.8	(4.9)	(5.1)	96.7

The decline in WTI price that began early in the third quarter of 2014 generally continued until the early part of the first quarter of 2016, after which WTI prices generally trended up for the remainder of 2016. This resulted in an average WTI price for the fourth quarter of 2016 that was 16.8 percent higher than the average WTI price for the fourth quarter of 2015. This increase in WTI price for the quarter resulted in a 63.1 percent increase in the average Per Barrel Royalty between the two periods. The percentage increase in the average Per Barrel Royalty for the period was offset slightly by the increase in Production Taxes for the fourth quarter of 2016. Although the 19.3 percent increase in Production Taxes for the quarter reflects the increase in WTI price for the period, Production Taxes remained historically low because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled annual increase in Chargeable Costs from $17.00 in 2015 to $17.10 in 2016 and the slight increase in the Cost Adjustment Factor between the two periods.

The average net production from the 1989 Working Interests for the two reporting periods declined by approximately 5 percent. This was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first quarters of 2016 and of 2017 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

	3 Months Ended 3/31/2017	Increase (decrease)		3 Months Ended 3/31/2016
		Amount	Percent
	(Dollar amounts in thousands)
Royalty revenues	$21,482	$8,361	63.7	$13,121
Cash earnings	$21,278	$8,398	65.2	$12,880
Cash distributions	$21,277	$8,397	65.2	$12,880
Administrative expenses	$206	($35)	(14.5)	$241

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the fourth quarter of 2016 compared to the fourth quarter of 2015. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

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

There have been no material changes in risk factors disclosed in the 2016 Annual Report that are known to the Trustee.

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

Date: May 10, 2017

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) certifications.

32*	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2017. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-10243).

*	Filed herewith.

2