Form 10-Q
period 2017-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2017-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2017, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,007	$1,004

Total assets	$1,007	$1,004

Liabilities and Trust Corpus
Accrued expenses	$415	$218
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	592	786

Total liabilities and trust corpus	$1,007	$1,004

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Royalty revenues	$23,814	$1,951	$45,296	$15,072
Interest income	3	1	5	1
Less: Trust administrative expenses	(311)	(410)	(517)	(651)

Cash earnings	$23,506	$1,542	$44,784	$14,422

Cash distributions	$23,504	$1,542	$44,781	$14,422

Cash distributions per unit	$1.0983	$0.0721	$2.0926	$0.6739

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Trust corpus at beginning of period	$673	$584	$786	$750
Cash earnings	23,506	1,542	44,784	14,422
(Increase) decrease in accrued expenses	(83)	(41)	(197)	(207)
Cash distributions	(23,504)	(1,542)	(44,781)	(14,422)

Trust corpus at end of period	$592	$543	$592	$543

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2017

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

June 30, 2017

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2017 and December 31, 2016, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2017 and 2016. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2017 and December 31, 2016, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund.

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

June 30, 2017

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

June 30, 2017

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2017

	Jan. 2017	Jan. 2016
Royalty payment as calculated	$21,475	$13,168
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	7	(47)

Total payment received	$21,482	$57,689

(7) Subsequent Event

In July 2017 the Trust received a payment of $18,229,689 from BP Alaska, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2017. On July 20, 2017, after deducting Trust administrative expenses, the Trustee distributed $17,824,693 to Unit holders of record on July 16, 2017.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2017 and 2016, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2017 and 2016, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2017 and 2016 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2017	03/31/2017	$51.94	$17.20	1.876	$32.26	$1.78	$17.90	92.5
Jan 2017	12/31/2016	$49.24	$17.10	1.858	$31.78	$1.67	$15.79	91.8

Apr 2016	03/31/2016	$33.73	$17.10	1.826	$31.22	$1.06	$1.45	95.1
Jan 2016	12/31/2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68	96.7

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

Three Months Ended June 30, 2017 Compared to

Three Months Ended June 30, 2016

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2016 to the first quarter of 2017 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2016 and 2017. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2016 to the second quarter of 2017.

		Increase (decrease)
	3 Months Ended 3/31/2017	Amount	Percent	3 Months Ended 3/31/2016
Average WTI Price	$51.94	$18.21	54.0	$33.73
Adjusted Chargeable Costs	$32.26	$1.04	3.3	$31.22
Average Production Taxes	$1.78	$0.72	67.9	$1.06
Average Per Barrel Royalty	$17.90	$16.45	1,134.5	$1.45
Average net production (mb/d)	92.5	(2.6)	(2.7)	95.1

The decline in WTI price that began early in the third quarter of 2014 generally continued until the early part of the first quarter of 2016, after which WTI prices generally trended up for the remainder of 2016 and through the first quarter of 2017. The rebound in WTI prices during this period resulted in an average WTI price for the first quarter of 2017 that was 54 percent higher than the average WTI price for the first quarter of 2016. This increase in WTI price for the quarter resulted in the average Per Barrel Royalty for the period that was more than eleven times greater than the average Per Barrel Royalty for the period from the prior year. The increase in the average Per Barrel Royalty was somewhat reduced by the increase in Production Taxes for the first quarter of 2017. Although the 67.9 percent increase in Production Taxes for the quarter reflects the increase in WTI price between the two periods, Production Taxes remained historically low for the first quarter of 2017 because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled increase in Chargeable Costs from $17.10 in 2016 to $17.20 in 2017 and the slight increase in the Cost Adjustment Factor between the two periods.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the second quarters of 2016 and 2017 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 6/30/2017	Amount	Percent	3 Months Ended 6/30/2016
	(Dollar amounts in thousands)
Royalty revenues	$23,814	$21,863	1,120.6	$1,951
Cash earnings	$23,506	$21,964	1,424.4	$1,542
Cash distributions	$23,504	$21,962	1,424.3	$1,542
Administrative expenses	$311	($99)	(24.1)	$410

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2017 compared to the first quarter of 2016. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2017 Compared to

Six Months Ended June 30, 2016

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2016 to the six months ended March 31, 2017 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2016 to the first six months of 2017.

		Increase (decrease)
	6 Months Ended 3/31/2017	Amount	Percent	6 Months Ended 3/31/2016
Average WTI Price	$50.59	$12.65	33.3	$37.94
Adjusted Chargeable Costs	$32.02	$0.87	2.8	$31.15
Average Production Taxes	$1.73	$0.50	40.7	$1.23
Average Per Barrel Royalty	$16.85	$11.31	204.2	$5.54
Average net production (mb/d)	92.2	(3.7)	(3.9)	95.9

The substantial increase in the average Per Barrel Royalty for the period resulted primarily from the robust rise in WTI prices. This increase was somewhat limited by the increase in Production Taxes.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $17.10 in 2016 and to $17.20 in 2017. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first and second quarters of 2016 and 2017 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	6 Months Ended 6/30/2017	Amount	Percent	6 Months Ended 6/30/2016
	(Dollar amounts in thousands)
Royalty revenues	$45,296	$30,224	200.5	$15,072
Cash earnings	$44,784	$30,362	210.5	$14,422
Cash distributions	$44,781	$30,359	210.5	$14,422
Administrative expenses	$517	($134)	(20.6)	$651

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the six month period ended March 31, 2017 compared to the six month period ended March 31, 2016. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

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

Date: August 9, 2017

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