Form 10-Q
period 2017-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2017-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,009	$1,004

Total assets	$1,009	$1,004

Liabilities and Trust Corpus
Accrued expenses	$251	$218
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	758	786

Total liabilities and trust corpus	$1,009	$1,004

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Royalty revenues	$18,230	$15,110	$63,526	$30,183
Interest income	3	1	8	1
Less: Trust administrative expenses	(406)	(450)	(923)	(1,101)

Cash earnings	$17,827	$14,661	$62,611	$29,083

Cash distributions	$17,825	$14,660	$62,606	$29,082

Cash distributions per unit	$0.8329	$0.6850	$2.9255	$1.3590

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Trust corpus at beginning of period	$592	$543	$786	$750
Cash earnings	17,827	14,661	62,611	29,083
(Increase) decrease in accrued expenses	164	252	(33)	45
Cash distributions	(17,825)	(14,660)	(62,606)	(29,082)

Trust corpus at end of period	$758	$796	$758	$796

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2017

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

September 30, 2017

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2017 and December 31, 2016, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2017 and 2016. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2017 and December 31, 2016, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2017

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2017

(5) Alaska Oil and Gas Production Tax

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly progressivity tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

September 30, 2017

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

(7) Subsequent Event

In October 2017, the Trust received a payment of $14,666,898 from BP Alaska. This payment consisted of $14,626,890, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2017, plus $40,008, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2017. On October 20, 2017, after deducting Trust administrative expenses, the Trustee distributed $14,426,063 to Unit holders of record on October 16, 2017.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-and nine-month periods ended September 30, 2017 and 2016, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2017 and 2016, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2017 and 2016 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Jul 2017	06/30/2017		$48.32		$17.20	1.884		$32.41		$1.63		$14.27	85.6
Apr 2017 Jan 2017	03/31/2017 12/31/2016	$ $	51.94 49.24	$ $	17.20 17.10	1.876 1.858	$ $	32.26 31.78	$ $	1.78 1.67	$ $	17.90 15.79	92.5 91.8

Jul 2016	06/30/2016		$45.56		$17.10	1.850		$31.65		$1.53		$12.38	82.4
Apr 2016 Jan 2016	03/31/2016 12/31/2014	$ $	33.73 42.15	$ $	17.10 17.00	1.826 1.827	$ $	31.22 31.07	$ $	1.06 1.40	$ $	1.45 9.68	95.1 96.7

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

Three Months Ended September 30, 2017 Compared to

Three Months Ended September 30, 2016

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2016 to the second quarter of 2017 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2016 and 2017. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2016 to the third quarter of 2017.

		Increase (decrease)
	3 Months Ended 6/30/2017	Amount	Percent	3 Months Ended 6/30/2016
Average WTI Price	$48.32	$2.76	6.1	$45.56
Adjusted Chargeable Costs	$32.41	$0.76	2.4	$31.65
Average Production Taxes	$1.63	$0.10	6.5	$1.53
Average Per Barrel Royalty	$14.27	$1.89	15.3	$12.38
Average net production (mb/d)	85.6	3.2	3.9	82.4

The moderate increase in WTI price between the two periods in the table above reflects the general trend of steady or moderately advancing WTI prices from the second quarter of 2016 through the second quarter of 2017. This resulted in an average WTI price for the second quarter of 2017 that was approximately 6 percent higher than the average WTI price for the second quarter of 2016. This increase in WTI price for the quarter resulted in the average Per Barrel Royalty for the period that was more than 15 percent higher than the average Per Barrel Royalty for the period from the prior year. This increase in the average Per Barrel Royalty was offset in part by the increase in Adjusted Chargeable Costs and Average Production Taxes for the second quarter of 2017 compared to the prior period. Although the 6.5 percent increase in Production Taxes for the quarter reflects the increase in WTI price between the two periods, Production Taxes remained historically low for the second quarter of 2017 because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled increase in Chargeable Costs from $17.10 in 2016 to $17.20 in 2017, as well as the slight increase in the Cost Adjustment Factor between the two periods.

The increase in the average net production from the 1989 Working Interests between the two periods reflects a variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the third quarters of 2016 and 2017 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 9/30/2017	Amount	Percent	3 Months Ended 9/30/2016
	(Dollar amounts in thousands)
Royalty revenues	$18,230	$3,120	20.6	$15,110
Cash earnings	$17,827	$3,166	21.6	$14,661
Cash distributions	$17,825	$3,165	21.6	$14,660
Administrative expenses	$406	($44)	(9.8)	$450

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the second quarter of 2017 compared to the second quarter of 2016. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2017 Compared to

Nine Months Ended September 30, 2016

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2016 to the nine months ended June 30, 2017 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2016 to the first nine months of 2017.

		Increase (decrease)
	9 Months Ended 6/30/2017	Amount	Percent	9 Months Ended 6/30/2016
Average WTI Price	$49.83	$9.35	23.1	$40.48
Adjusted Chargeable Costs	$32.15	$0.84	2.7	$31.31
Average Production Taxes	$1.69	$0.36	27.1	$1.33
Average Per Barrel Royalty	$15.99	$8.15	104.0	$7.84
Average net production (mb/d)	90.0	(1.4)	(1.5)	91.4

The substantial increase in the average Per Barrel Royalty for the period resulted primarily from the significant increase in WTI prices during the nine months ended June 30, 2017 compared to the prior nine-month period, which included the first quarter of 2016 during which WTI prices averaged under $34 per barrel. The WTI increase for the period was partially offset by the increase in Production Taxes and adjusted Chargeable Costs. As noted above, although the increase in Production Taxes reflects the increase in WTI price between the two periods, Production Taxes remained historically low for the nine months ended June 30, 2017 because, as with each quarter since the second quarter of 2015, Production Taxes for each quarter in the period were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

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

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2016 and 2017 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	9 Months Ended 9/30/2017	Amount	Percent	9 Months Ended 9/30/2016
	(Dollar amounts in thousands)
Royalty revenues	$63,526	$33,343	110.5	$30,183
Cash earnings	$62,611	$33,528	115.3	$29,083
Cash distributions	$62,606	$33,524	115.3	$29,082
Administrative expenses	$923	($178)	(16.2)	$1,101

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the nine month period ended June 30, 2017 compared to the nine month period ended June 30, 2016. The decrease in administrative expenses reflects timing differences in accruals of expenses.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes in risk factors disclosed in the 2016 Annual Report that are known to the Trustee.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

(a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).

(b) Not applicable.

Item 6.	Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York, Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989 among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2017. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (File No. 1-10243).

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

Date: November 9, 2017

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.