Form 10-K
period 2017-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2018-03-01
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $462,240,000.

As of March 1, 2018, 21,400,000 Units of Beneficial Interest were outstanding.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $16.80 during 2013, $16.90 during 2014, $17.00 during 2015, $17.10 during 2016 and $17.20 during 2017. Chargeable Costs for 2018 and subsequent years are shown in the following table:

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

The 2014 Letter Agreement Amendment became effective immediately. Thus, for 2017 any difference between the limitation as preliminarily determined for the first through third quarters of 2017 and the actual limitation for 2017 will be reflected in the payment to the Trust for the fourth quarter of 2017, and not in the payment to the Trust for the first quarter of 2018.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2013:
4th Qtr 2012	$88.15	$16.70	1.773	$29.60	$21.37	$37.18
1st Qtr 2013	94.40	16.80	1.788	30.03	24.98	39.38
2nd Qtr 2013	94.14	16.80	1.794	30.13	24.76	39.25
3rd Qtr 2013	105.94	16.80	1.801	30.25	32.79	42.89

Calendar 2014:
4th Qtr 2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33
1st Qtr 2014	98.58	16.90	1.808	30.55	17.50	50.52
2nd Qtr 2014	103.07	16.90	1.832	30.96	19.28	52.83
3rd Qtr 2014	97.31	16.90	1.831	30.95	16.60	49.75

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty

Calendar 2015:
4th Qtr 2014	$73.02	$16.90	1.818	$30.75	$6.88	$35.41
1st Qtr 2015	48.80	17.00	1.807	30.72	1.67	16.41
2nd Qtr 2015	57.80	17.00	1.831	31.13	2.02	24.65
3rd Qtr 2015	46.70	17.00	1.835	31.20	1.58	13.92

Calendar 2016:
4th Qtr 2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68
1st Qtr 2016	33.73	17.10	1.826	31.22	1.06	1.45
2nd Qtr 2016	45.56	17.10	1.850	31.63	1.53	12.38
3rd Qtr 2016	44.99	17.10	1.855	31.71	1.51	11.81

Calendar 2017:
4th Qtr 2016	$49.24	$17.10	1.858	$31.78	$1.68	$15.79
1st Qtr 2017	51.94	17.20	1.876	32.26	1.78	17.90
2nd Qtr 2017	48.32	17.20	1.884	32.41	1.63	14.27
3rd Qtr 2017	48.12	17.20	1.890	32.52	1.63	14.00

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2017 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2017, approximately 11.81 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2017 there were 1046 active producing oil wells, 31 gas reinjection wells, 184 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2017 were: 56 in 2015, 33 in 2016 and 23 in 2017. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 188 barrels per day in 2013, 177 barrels per day in 2014, 170 barrels per day in 2015, 171 barrels per day in 2016 and 178 barrels per day in 2017.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2013	173.4	77.7	44.6		5.4
2014	184.4	81.8	19.4		2.3
2015	196.4	87.1	0.0	(a)	0.0
2016	197.9	87.8	0.0	(a)	0.0
2017	188.0	83.4	0.0	(a)	0.0

(a)	Having reached the cumulative condensate limit in June 2014, pursuant to the Issues Resolution Agreement all condensate produced from the Initial Participating Area (IPA) is now allocated to the Oil Rim IPA for accounting purposes.

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez, due to declining flows of oil from the North Slope. TAPS has a maximum daily average throughput of approximately 1.14 million barrels of oil; recently, however, the pipeline has been moving an average of approximately 527 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2017 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2018 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the proved reserves allocated to the Trust as of December 31, 2017 were 9.070 million barrels of oil and condensate, of which 9.047 million barrels are proved developed reserves4 and 0.023 million barrels are proved undeveloped reserves5. Proved reserves attributable to the Trust were increased by approximately 4.4 million barrels during 2017 as a result of the increase in the West Texas Intermediate price, forecast revisions and capital activities including drilling and well treatments. Additional information regarding changes in estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over an extended period of time given the magnitude of the development. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2017. Based on the 2017 twelve-month average WTI Price6 of $51.34 per barrel, other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2017 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flow to the Trust of $73.823 million, with a net present value of estimated future cash flows at 10% discount of $68.676 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional

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

engineer with more than 15 years of experience with the Trust. A copy of the February 15, 2018 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2015, 2016 and 2017. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

Based on the 2017 twelve-month average WTI Price of $51.34 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2019, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. As discussed above under the caption “THE PRUDHOE BAY UNIT and FIELD – Reserve Estimates”, Royalty payments to the Trust, based on calculations using a 2017 WTI Price of $51.34 per barrel, among other prescribed variables, are projected to cease after 2019.

Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2017, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected.

•	Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which are subject to volatility, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

WTI Prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. This was dramatically demonstrated by the steep decline in WTI Prices from more than $100 per barrel in June 2014 to around $27 dollars per barrel in early 2016. Recent price changes also provide evidence of this volatility. WTI prices increased $5.43 per barrel from January 2 to February 1, 2018. From a price of $65.80 per barrel on February 1, 2018, WTI prices fell below $60 dollars per barrel on February 9, 2018 as world stock markets fell sharply.

Even before the 2014 plunge in oil price, the general trend of WTI price increases had moderated as a result of increasing volumes of crude oil production from Canada and the Bakken shale formation, situated in the northwest portion of North Dakota (and extending into Montana and portions of Canada), moving into the U.S. Midwest market. Oil production in the United States also surged owing, in part, to a dramatic increase in horizontal drilling and hydraulic fracturing, or fracking, and other technological advances in oil detection and extraction. This great increase in output from the U.S. helped lead to an oversupply in the global crude market. While the global crude oil market became oversupplied, global demand was declining, with the result that global oil prices dropped more than 70% from June 2014 through the middle of February 2016. As a result of this imbalance, U.S. production declined by over one million barrels per day by mid-2016 from a peak of 9.6 million barrels per day in June 2015 as U.S. oil companies discontinued most exploration and drilling operations.

The decline in global oil prices was halted in the first quarter of 2016 as the falling U.S. production and increased global demand led to generally increasing oil prices following the lows reached in early 2016. In June 2016, oil prices settled over $50 per barrel for the first time in almost a year on higher than expected draws on U.S. crude oil stockpiles and concerns about global supply shortfalls. Oil prices received additional support later in 2016 when OPEC and eleven non-OPEC countries, including Russia, agreed to curtail production for the first six months of 2017 in an attempt to remove supply from the global market.

As a result of these events, it was widely anticipated at the beginning of 2017 that oil prices would remain relatively stable in 2017 and trade in a range of $50 to $55 per barrel. However, there were several large price swings during the first half of 2017 as U.S. output increased and doubts grew over the ability of OPEC to decrease production sufficiently to have a significant effect on the oil market. Extended spring maintenance at refineries within and outside of the U.S. also reduced the amount of crude oil being refined, which contributed to an unexpected build-up of crude oil stocks and exerted further downward pressure on oil prices. Once this maintenance ended and draws on crude oil supplies resumed, prices began to rise again. The price rise also reflected growing expectations that, as a result of the fluctuations in crude oil stocks during the first half of the year, OPEC would agree to not only extend but increase its agreed-upon production cuts at its mid-year meeting. However, prices fell again when OPEC announced its decision to maintain production volumes at current levels and to extend its production agreement only through March 2018. In addition, reports that a number of U.S shale operators had significantly increased spending gave rise to fears of increasing global supply. These factors contributed renewed downward pressure on oil prices, which declined into the low $40s in June 2017.

Despite these concerns during the first half of the year, data in the summer of 2017 indicated that global demand for oil was strong and that refineries were increasing runs following the period of maintenance earlier in the year. As a result, global levels of crude oil stocks began to decline. This, together with other factors, such as evidence that the OPEC deal was being effectively implemented, supported global expectations of rising crude oil prices.    Other unanticipated events also bolstered oil prices during the second half of 2017, such as Hurricane Harvey, which interrupted a significant portion of refining capacity and offshore crude production in the region of the U.S. Gulf Coast, and the temporary shutdown of the Keystone pipeline following a leak of approximately 210,000 gallons of oil in South Dakota in November 2017.    In addition, OPEC announced at its annual November meeting that the cartel and the other non-OPEC producers had agreed to extend the 2016 production agreement through the end of 2018. Following this announcement, crude oil prices rose to their highest levels of the year up to that point. Brent crude received additional price support in December due to the closure of the North Sea’s Forties crude oil pipeline system, which is one of the primary distribution networks for Brent crude oil delivery in the North Sea, because of a hairline crack found in an onshore portion of the pipeline. Also in December, news of an explosion at a Libyan crude oil pipeline that carries crude oil to Libya’s largest oil export terminal added to expectations of a reduction in oil supplies.

This rise in crude oil prices in the second half of 2017 occurred despite robust increases in U.S. crude oil production. This production increase was led by strong onshore production (especially in the Permian basin area largely contained in the western part of Texas and the southeastern part of New Mexico) with an estimated increase of nearly 330,000 barrels per day from 2016 to 2017. The U.S. Energy Information Administration (“EIA”) also estimated in its February 2018 Short-Term Energy Outlook (the “February STEO”) that total U.S. crude oil production averaged 9.3 million barrels per day in 2017. Despite this production increase, EIA estimated in the February STEO that global petroleum and other liquid fuels inventories fell by an average of 0.5 million barrels per day in 2017. This was the first year of annual average drawdown of global inventories since 2013. As a result of these factors, WTI prices finished 2017 averaging more than $51 per barrel, which was $7 per barrel higher than in 2016. Strong global demand for crude oil in 2017 also supported prices, with global oil consumption rising more than the historical average, according to the International Energy Agency (“IEA”).

With respect to 2018, EIA forecasts that total U.S. crude oil production will average 10.6 million barrels per day in 2018, which would eclipse the previous record for the highest annual average U.S. production of 9.6 million barrels per day in 1970. The IEA also announced that it expects U.S. crude oil production in 2018 to surpass that of Saudi Arabia. Although forecasts of continuing global economic growth suggest that there will be continued strong demand for crude oil and petroleum products in the near term, EIA expects that global oil inventories will rise by 0.2 million barrels per day in 2018 and 2019. EIA forecasts that this anticipated build-up of inventory in 2018 and 2019 will result in crude oil prices averaging $60 per barrel during the first quarter of 2018. EIA then expects oil prices to remain relatively flat through 2019.

Although crude oil prices rose generally in 2017, WTI prices averaged $6 per barrel less in the fourth quarter of 2017 than Brent crude - the other main crude oil benchmark - after previously trading at a difference of between $2 and $3 for most of the preceding 18 months. EIA forecasts that WTI crude oil prices will be $4 per barrel lower than Brent prices in 2018 and in 2019, which would be a narrowing of the $6 per barrel average price difference seen in the fourth quarter of 2017. EIA bases this forecast on the assumption that certain limitations on the capacity to transport crude oil from the Cushing, Oklahoma storage hub to the Gulf Coast will be alleviated. In prior periods, Cushing has occasionally become oversupplied due to new oil flows from Canada and the United States. Historically, this market had been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. These constraints on transportation of crude oil out of the U.S. Midwest market, together with the great increase in production in North America and the decades-long U.S. ban on crude oil exports, had helped to weigh down WTI spot prices for several years and kept the price of WTI crude oil at a historic discount to globally traded waterborne crudes such as Brent. Prior to that period, WTI, which is generally a sweeter and lighter crude oil than Brent, had been more likely to trade at a premium to Brent.

After diverging in 2011 to a high of around $30 per barrel, with Brent the more expensive oil, the spread between WTI and Brent gradually decreased as these transportation problems were largely resolved. For example, the direction of the Seaway crude oil pipeline was reversed in 2012 and pump station additions and modifications were subsequently made. In 2014 the “Seaway Twin” pipeline running parallel to the reversed Seaway pipeline was opened. Also in 2014, the Cushing MarketLink phase of the Keystone pipeline went into operation. This portion of the Keystone pipeline starts at Cushing, where American-produced oil is added to the pipeline’s Canadian oil. The pipeline then runs south to terminals in Nederland, Texas near refineries located in the Port Arthur, Texas area. The Houston Lateral pipeline also began operating in 2017. This is a 47-mile pipeline transporting crude oil from the MarketLink pipeline in Liberty County, Texas, to refineries and terminals in the Houston area. However, closures of the Seaway pipelines due to spills in October 2016 and early 2017 highlight the risk that prolonged shutdowns of these or other pipeline projects out of Cushing could contribute to rising inventory levels, particularly if such shutdowns should coincide with increased volumes of crude oil flowing into Cushing.

Such increases could occur as U.S. production continues to increase in response to the upward direction of crude oil prices in 2017 and early 2018. Also, even greater amounts of crude oil are expected to be arriving at Cushing following the approval by the Trump administration in January 2017 of a permit allowing TransCanada to build the Keystone XL pipeline and the approval by the Nebraska Public Service Commission of a new route for the pipeline in November 2017.    Nebraska was the only state that had not yet approved the route of the pipeline.

TransCanada expects construction of Keystone XL to begin in 2019 and forecasts that Keystone XL will eventually carry up to 830,000 barrels of oil per day. This could significantly increase the total amount of crude oil flowing into Cushing. The first part of the Keystone pipeline system, which runs through North and South Dakota, Nebraska and Missouri, went into operation in 2010 and connects Hardisty, Alberta to U.S. refineries in Illinois. The pipeline has a nominal capacity of 435,000 barrels per day. The second part of the Keystone system is a 291 mile-long pipeline connection running from Steele City, Nebraska south to Cushing, Oklahoma. This Keystone-Cushing pipeline, which opened in 2011, transports 100,000 barrels of crude oil per day to Cushing. The Keystone XL pipeline would enter the U.S. through Montana, where American-produced oil would be added to the pipeline, and would then connect with the existing Keystone pipeline at Steele City, Nebraska. This would increase the amount of oil in the Keystone system flowing east to Illinois refineries and south to Cushing.

While insufficient outgoing pipeline capacity capable of transporting the crude oil entering Cushing could depress WTI prices, pipeline capacity out of Cushing was increased in December 2017, when the Plains All American and Valero Diamond Pipeline went into operation. This pipeline, with a capacity of 200,000 barrel per day, connects Cushing to Valero’s refinery in Memphis, Tennessee. According to the EIA, the increase of volumes flowing through the Diamond Pipeline was the main reason for the sharp decline in crude oil stocks at Cushing reported in January 2018, which were down 40 percent compared to a year earlier.

The spread between the Brent price and the price of U.S. domestic production could also be affected by the lifting of the U.S. ban on crude oil exports introduced in the 1970’s. This ban was lifted in December 2015. The removal of the ban could contribute to wider use of WTI as a global benchmark. Although the U.S. continues to be a net importer of oil (due, among other reasons, to U.S. refineries having been designed to process much heavier crudes), weekly U.S. crude oil exports reached a record level of 2.13 million barrels per day in the week ended October 27, 2017. Also in 2017, China passed the U.S. as the world’s largest importer of crude oil.

If OPEC and non-OPEC nations continue to adhere to the production cuts agreed to in November 2017, U.S. producers may have an opportunity to gain access to additional international markets. Although the IEA has reported that OPEC’s compliance with the production cuts averaged 95% throughout 2017, the possibility of losing market share to the U.S. could jeopardize compliance with the agreed-upon production levels by OPEC and the other producing countries.

•	The amount and value of reserves attributable to the Trust, the estimated life of the Trust, estimates of future net revenues and estimates of the present value of future net revenues fluctuate based on the WTI Price, among other factors. WTI Prices may be below the “break-even” point for daily royalty calculations.

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2018 the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $39.26.7 The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

[7]	The fixed Chargeable Cost increases specified in the Conveyance will impact the “break-even” price in future years.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2018. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2017 twelve-month average WTI Price of $51.34 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2019, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in the termination of royalty payments prior to 2019.

While energy price forecasts are highly uncertain, EIA forecasts that Brent and WTI crude oil spot prices will average approximately $62 and $58 per barrel, respectively, in 2018 and 2019. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices actually constitute the 2018 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year). If such WTI Prices are in fact lower than the 2017 twelve-month average WTI Price of $51.34, this could result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2017 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, whether OPEC and other oil producing nations have been willing to intervene to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as developments with respect to political unrest in Iran and the Iran nuclear deal, the continuing collapse of Venezuela’s oil industry, tensions between North Korea and South Korea and the U.S., the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar), how the policies of the U.S. administration may influence oil production and markets, expectations for global economic growth, political turmoil in North Africa and the Middle East and ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2015, 2016 and 2017, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market.    However, for the second year in a row, there was an increase in the amount of oil transported by TAPS. Alyeska Pipeline Service Company, the operator of TAPS, announced that the pipeline’s average throughput increased by approximately 10,000 barrels per day in 2017 compared to 2016, which amounted to a 1.5 percent increase. Before the 2016 increase, the last increase in pipeline throughput was in 2002, when the pipeline carried over one million barrels per day. The recent increases have been attributed to a combination of factors, such as better than expected performance from newer oil fields west of Prudhoe Bay, such as ConocoPhillips’ CD-5 development on the North Slope in the Colville River Unit (part of the Alpine Field and the first commercial oil development on Alaska Native lands within the boundaries of the National Petroleum Reserve-Alaska (“NPRA”) as discussed below) and the ability of oil companies to produce oil from mature fields like Prudhoe Bay more efficiently.

Although there was an increase in volume in TAPS in 2017 compared to 2016, throughput, as noted above, averaged 527,000 barrels per day. The pipeline was designed to carry much higher volumes of oil. In 2011, a study by Alyeska raised questions as to whether TAPS could continue in operation below a throughput level of approximately 300,000 barrels per day. The EIA, which has forecast continued declining production from the North Slope, has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

However, in potentially significant developments for Alaska and TAPS, within the past year and a half, three companies announced oil discoveries capable of producing up to or in excess of 100,000 barrels of oil per day. Caelus Energy LLC, a small energy exploration company, announced in October 2016 that it had discovered oil in Smith Bay on Alaska’s northern coast. The company reported that the field could hold as much as 6 billion barrels of oil and that it expects to be able to recover between 1.8 to 2.4 billion barrels. However, due to the complexity and expense of the project and the length of the regulatory process, oil from the discovery is not expected to flow to TAPS until 2022. In March of 2017, a partnership between Spanish oil company Repsol and its U.S. partner, Armstrong Energy, announced a significant oil discovery in the Nanushuk formation located across the central and western portion of the North Slope. The partnership predicted that production could begin as soon as 2021 and could produce as much as 120,000 barrels of oil per day. According to the partnership, the discovery, located in a well known as Horseshoe, is 20 miles south of where Repsol-Armstrong had already found oil in 2014 and 2015 in a project known as the Pikka Unit. The Pikka project is already in early development and it is anticipated that first production will begin in 2021, with a possible production of nearly 120,000 barrels of oil per day. Also in January 2017, ConocoPhillips announced a new oil discovery, known as Willow, located in the Greater Mooses Tooth Unit on ConocoPhillips’ leases in the northeastern portion of NPRA. According to ConocoPhillips, Willow could produce up to 100,000 barrels of oil per day. Production at Willow is expected to begin in 2023. Conoco also recently began producing oil at a field known as CD-5, which is the first oil producing field within the NPRA.    Production at CD-5 reached 20,000 barrels of oil per day in 2017 and is expected to reach 30,000 barrels of oil per day. The Horseshoe, Willow and Smith Bay discoveries are all located in the Nanushuk formation or the related Torok formation.

Another potential source of crude oil in Alaska lies in the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”).    It is estimated that a 1.5-million-acre part of the coastal plain of ANWR known as the “1002 area” contains 11.8 billion barrels of potentially recoverable crude oil. A 40-year-old ban on energy development in the ANWR was removed when the Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA includes a provision that permits oil exploration and drilling in the 1002 area. In addition, the Trump administration announced in January 2018 that it would allow new offshore oil and gas drilling in nearly all United States coastal waters, including the Arctic Ocean.

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

Without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. In October 2012, ExxonMobil, ConocoPhillips, BP and Calgary-based TransCanada Corporation (“TransCanada”) notified the Alaska Governor that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. This project contemplated building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquified natural gas (“LNG”) would be exported to Asia. It was contemplated that the project would also include natural gas processing facilities and a natural-gas export terminal.

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

In November 2017, Alaska state officials announced that AGDC, which is currently the sole owner of the Alaska LNG project, had signed a joint development agreement with Sinopec, one of the world’s largest oil and gas companies, China Investment Corp., the world’s third-largest sovereign wealth fund, and the state-owned commercial bank, Bank of China, to pursue the project. This development followed the announcement in June 2017 that AGDC had signed an agreement with the Korea Gas Corp. establishing a cooperative framework for the development of Alaska’s natural gas infrastructure. Construction of the project may begin in 2019 with a goal of transporting natural gas by 2024 or 2025.

•	The effect of any changes to the Alaska Production Tax Statutes on Per Barrel Royalty and Royalty Production from the Prudhoe Bay field is unpredictable.

As noted (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above), Alaska’s Production Tax Statutes affect the calculation of the Per Barrel Royalty. Among other changes to the Production Tax Statutes, the 2013 amendments added a stair-step per-barrel tax credit for oil production, provided that a producer’s tax liability may not be reduced below the “minimum tax”. Since going into effect on January 1, 2014, the 2013 amendments had the effect of reducing Production Taxes imposed on Royalty Production. Moreover, as a result of the low oil price environment that began in mid-2014, Royalty Production has been subject to the minimum tax under the Production Tax Statutes since the first quarter of 2015. The reduction in Production Taxes has in part offset the reduction in royalty payments that resulted from declining WTI prices.

Any changes to the Production Tax Statutes in the future may also impact the amount of Production Taxes and, in turn, the amount of royalty payments. Whether or when any such changes may occur and the effect any such changes may have on the Per Barrel Royalty is unpredictable.

The Production Tax Statutes can also have an impact on Royalty Production from the Prudhoe Bay field. For example, the 2007 amendments to the Production Tax Statutes (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. The 2007 amendments, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 amendments to the Production Tax Statutes. Due in part to the 2007 amendments, BP Alaska’s spending on production adding activity, adjusted for inflation, was flat to declining from 2008 through 2012. As noted under “THE ROYALTY INTEREST – Production Taxes” in Item 1 above, the 2013 amendments to the Production Tax Statutes were intended to encourage oil production and investment in Alaska’s oil industry by eliminating the monthly “progressivity” tax rate implemented by 2006 and 2007 amendments and adding a stair-step per-barrel tax credit for oil production. Due to the low oil price environment that has prevailed for much of the time since the 2013 amendments went into effect, and since the Prudhoe Bay field is a mature field, the impact of the 2013 amendments in terms of encouraging oil production and investment with respect to the Prudhoe Bay field is uncertain. However, it has been suggested that the 2013 amendments to the Production Tax Statutes provided the impetus for the series of recent Alaska oil discoveries discussed above.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2017.

	High	Low	Distributions Per Unit
2016:
First Quarter	$33.33	$13.36	$0.602
Second Quarter	18.75	11.29	0.072
Third Quarter	19.39	15.54	0.685
Fourth Quarter	26.21	18.70	0.679
2017:
First Quarter	$32.95	$15.00	$0.994
Second Quarter	24.65	18.55	1.098
Third Quarter	22.45	18.75	0.833
Fourth Quarter	22.75	18.65	0.675

As of February 21, 2018, 21,400,000 Units were outstanding and were held by 277 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2017.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2017	2016	2015	2014	2013
	(in thousands, except per Unit amounts)
Royalty revenues	$78,193	44,917	126,781	227,904	194,854
Interest income	$11	2	—	—	1
Trust administration expenses	$(1,165)	(1,298)	(1,320)	(1,141)	(1,382)

Cash earnings	$77,039	43,621	125,461	226,763	193,473

Cash distributions	$77,031	43,619	125,461	226,763	193,473

Cash distributions per unit	$3.600	2.038	5.863	10.596	9.041

	December 31
	2017	2016	2015	2014	2013
	(dollar amounts in thousands)
Trust corpus	$785	786	750	833	863
Total assets	$1,012	1,004	1,002	1,002	1,001
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2015, 2016 and 2017. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2016 and 2017 and the period of 2018 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2018 will depend on WTI Prices prevailing during the remainder of the year.

As discussed above in Item 1A “RISK FACTORS”, it is possible that global oil prices could remain at current or lower levels for a significant period. As also discussed above in Item 1A “RISK FACTORS”, on January 1, 2018, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $39.26. From the beginning of the first quarter of 2018 through February 20, 2018, the WTI crude oil spot price fluctuated between a high of $66.14 per barrel on January 26, 2018 and a low of $59.19 per barrel on February 13, 2018. The WTI crude oil spot price on February 20, 2018 was $61.90 per barrel. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments could decline significantly, and could in fact be zero.

2017 compared to 2016

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

		Increase (decrease)
	12 Months Ended 9/30/2017	Amount	Percent	12 Months Ended 9/30/2016
Average WTI Price	$49.41	$7.80	18.7	$41.61
Adjusted Chargeable Costs	$32.25	$0.82	2.6	$31.43
Average Production Taxes	$1.68	$0.31	22.6	$1.37
Average Per Barrel Royalty	$15.49	$6.68	75.8	$8.81
Average net royalty production (mb/d)	84.8	(4.2)	(4.7)	89.0

Average WTI prices during the twelve months ended September 30, 2017 increased significantly compared to the preceding twelve-month period. WTI prices during this period ranged from an average high price of $53.47 during February 2017 to an average price of $49.82 during the last month of the period in September 2017. The lowest average monthly price for the period was $45.18 in June 2017. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $17.10 in calendar 2016 to $17.20 in calendar 2017, resulted in the modest increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2017. The increase in the average Per Barrel Royalty for the period resulted primarily from the rise in WTI prices. This increase was partially offset by the increase in Production Taxes. Although the 22.6 percent increase in Production Taxes resulted from the increase in WTI price between the two periods, Production Taxes remained historically low for the twelve months ended September 30, 2017 because, as with each quarter since the second quarter of 2015, Production Taxes for each quarter during the period were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

The decrease in the average net production from the 1989 Working Interests between the two periods was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2017	Amount	Percent	Year Ended 12/31/2016
	(Dollars in thousands)
Royalty revenues	$78,193	$33,276	74.1	$44,917
Cash earnings	$77,039	$33,418	76.6	$43,621
Cash distributions	$77,031	$33,412	76.6	$43,619
Administrative expenses	$1,165	($134)	(10.3)	$1,298
Trust corpus at year end	$785	($1)	(0.1)	$786

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the significantly higher average WTI Prices that prevailed during 2017 compared to 2016. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

2016 compared to 2015

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2017 and 2016, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2017, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis of Accounting

As described in note 2 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

(signed) KPMG LLP

We have served as the Trust’s auditor since 1989.

Dallas, Texas

March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2017 and 2016, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee) is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Item 9A “Internal Control Over Financial Reporting – Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

(signed) KPMG LLP

Dallas, Texas

March 1, 2018

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Note 2)	$1,012	$1,004

Total assets	$1,012	$1,004

Liabilities and Trust Corpus
Accrued expenses	$227	$218

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	785	786

Total liabilities and trust corpus	$1,012	$1,004

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2017	2016	2015
Royalty revenues	$78,193	$44,917	$126,781
Interest income	11	2	—
Less: Trust administrative expenses	(1,165)	(1,298)	(1,320)

Cash earnings	$77,039	$43,621	$125,461

Cash distributions	$77,031	$43,619	$125,461

Cash distributions per unit	$3.600	$2.038	$5.863

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Trust corpus at beginning of year	$786	$750	$833
Cash earnings	77,039	43,621	125,461
(Increase) decrease in accrued expenses	(9)	34	(83)
Cash distributions	(77,031)	(43,619)	(125,461)

Trust corpus at end of year	$785	$786	$750

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

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

December 31, 2017

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2017 and 2016, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2017, 2016 and 2015. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2017 and 2016, cash equivalents which represent the cash reserve consist of cash accounts.

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

December 31, 2017

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

(6)    Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2017 and 2016 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands). In addition, the payment received in January 2015 included an adjustment of the royalty payment due with respect to the quarters ended June 30, 2014 and September 30, 2014. The underpayment was a result of the BP Operating unit reaching the cumulative condensate limit of 1,175,000,000 barrels as of June 8, 2014. Once the cumulative condensate limit had been reached the production associated with condensate is subject to the Oil Rim Initial Participating Area royalty interest of 50.6848339% instead of the Gas Cap Participating Area Royalty Interest of 13.8398950%. This allocation of the condensate production to the Oil Rim Initial Participating Interest remains in effect.

	2017 Payments Received
	January	April	July	October
Royalty payment as calculated	$21,475	$23,814	$18,230	$14,627
Adjustment for underpayment (overpayment), plus accrued interest	7	—	—	40

Net payment received	$21,482	$23,814	$18,230	$14,667

	2016 Payments Received
	January	April	July	October
Royalty payment as calculated	$13,168	$1,951	$15,110	$14,582
Adjustment for underpayment (overpayment), plus accrued interest	(47)	—	—	153

Net payment received	$13,121	$1,951	$15,110	$14,735

	2015 Payments Received
	January	April	July	October
Royalty payment as calculated	$48,150	$21,832	$31,866	$15,302
Adjustment for underpayment (overpayment), plus accrued interest	9,539	59	—	33

Net payment received	$57,689	$21,891	$31,866	$15,335

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

(7)	Subsequent Event

In January 2018, the Trust received a payment of $26,539,401 from BP Alaska. This payment consisted of $26,520,576, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2017, plus $18,825, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2017. On January 22, 2018, after deducting Trust administrative expenses, the Trustee distributed $26,325,251 to Unit holders of record on January 19, 2018.

Subsequent events have been evaluated through the date these financial statements are issued.

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2017, 2016, and 2015 is as follows (in thousands, except unit data):

	2017 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$21,482	$23,814	$18,230	$14,667
Interest income	2	3	3	3
Trust administrative expenses	(206)	(311)	(406)	(242)

Cash earnings	$21,278	$23,506	$17,827	$14,428

Cash distributions	$21,277	$23,504	$17,825	$14,425

Cash distributions per unit	$0.9943	$1.0983	$0.8329	$0.6745

	2016 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$13,121	$1,951	$15,110	$14,735
Interest income	—	1	1	—
Trust administrative expenses	(241)	(410)	(450)	(197)

Cash earnings	$12,880	$1,542	$14,661	$14,538

Cash distributions	$12,880	$1,542	$14,660	$14,537

Cash distributions per unit	$0.6019	$0.0721	$0.6850	$0.6793

	2015 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$57,689	$21,891	$31,866	$15,335
Interest income	—	—	—	—
Trust administrative expenses	(157)	(514)	(358)	(291)

Cash earnings	$57,532	$21,377	$31,508	$15,044

Cash distributions	$57,532	$21,377	$31,508	$15,044

Cash distributions per unit	$2.6884	$0.9989	$1.4724	$0.7030

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2017 ($51.34 per barrel), 2016 ($42.75 per barrel) and 2015 ($50.28 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2017, 2016 and 2015, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2017, 2016 and 2015, were estimated to be 9.070, 9.376 and 23.052 million barrels, respectively (of which 9.047, 9.204 and 22.418 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2017, 2016 and 2015, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2017, 2016 and 2015 of $51.34, $42.75 and $50.28 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

	December 31,
	2017	2016	2015
Future cash inflows	$73,823	$63,824	$248,097
10% annual discount for estimated timing of cash flows	(5,147)	(4,638)	(33,600)

Standardized measure of discounted future net cash flow (a)	$68,676	$59,186	$214,497

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

		December 31,
	2017	2016	2015
Net changes in prices and production costs	$90,114	$(123,825)	$(1,583,041)
Net change in production taxes	(2,973)	5,972	358,089
Other	58	152	43

	87,199	(117,701)	(1,224,909)
Royalty revenues received (b)	(83,250)	(53,278)	(82,213)
Accretion of discount	5,541	15,668	119,073

Net increase (decrease) during the year	$9,490	$(155,311)	$(1,188,049)

(b)	For the purpose of this calculation, royalty income received for 2017, 2016 and 2015 includes the following:

Period October 1, 2017 through December 31, 2017	$26,539
Period October 1, 2016 through December 31, 2016	$21,482
Period October 1, 2015 through December 31, 2015	$13,121

The above royalty income was received by the Trust in January 2018, 2017 and 2016, respectively.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2014	65,055
Revisions of previous estimates (1)	(36,922)
Production	(5,081)

December 31, 2015	23,052
Revisions of previous estimates (2)	(8,517)
Production	(5,159)

December 31, 2016	9,376
Revisions of previous estimates (3)	4,617
Production	(4,923)

December 31, 2017	9,070
Proved developed reserves (thousands of barrels) as of:
December 31, 2015	22,418
December 31, 2016	9,204
December 31, 2017	9,047
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2015	634
December 31, 2016	172
December 31, 2017	23

(1)	The negative revision in year-end 2015 reserves reflects a decrease in the WTI Price from $94.99 per barrel for 2014 to $50.28 per barrel for 2015 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2014 and 2015, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. This reduction in economic life results in a significant reduction in reserve volumes.
(2)	The negative revision in year-end 2016 reserves reflects a decrease in the WTI Price from $50.28 per barrel for 2015 to $42.75 per barrel for 2016 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2015 and 2016, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. This reduction in economic life results in a significant reduction in reserve volumes.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2017

(3)	The positive revision in year-end 2017 reserves reflects an increase in the WTI Price from $42.75 per barrel for 2016 to $51.34 per barrel for 2017 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2016 and 2017, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. This increase in economic life from year-end 2016 to year-end 2017 results in a positive revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2017.

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

As of the end of calendar year 2017, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2017.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 38.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2017 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2015	236,260	—
2016	238,011	—
2017	234,716	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

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

There has been no transaction by the Trust since the beginning of 2017, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2017 and 2016 are:

	2017	2016
Audit	$186,300	$182,500
Audit related	23,400	22,750
Tax	215,000	217,000
Other	—	—

	$424,700	$422,250

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2017 and 2016

Statements of Cash Earnings and Distributions for the years ended December 31, 2017, 2016 and 2015

Statements of Changes in Trust Corpus for the years ended December 31, 2017, 2016 and 2015

Notes to Financial Statements

(b) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee.

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company.

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust.

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee.

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee.

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A.

31	Rule 13a-14(a) certification.

32	Section 1350 certification.

99	Report of Miller and Lents, Ltd., dated February 15, 2018.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Sarah Newell
Sarah Newell
Vice President

March 1, 2018

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.