Form 10-Q
period 2018-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2018-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$950	$1,012

Total assets	$950	$1,012

Liabilities and Trust Corpus
Accrued expenses	$306	$227
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	644	785

Total liabilities and trust corpus	$950	$1,012

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Royalty revenues	$27,611	$23,814	$54,150	$45,296
Interest income	11	3	17	5
Less: Trust administrative expenses	(407)	(311)	(622)	(517)

Cash earnings	$27,215	$23,506	$53,545	$44,784

Cash distributions	$27,282	$23.504	$53,607	$44,781

Cash distributions per unit	$1.2748	$1.0983	$2.5050	$2.0926

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Trust corpus at beginning of period	$601	$673	$785	$786
Cash earnings	27,215	23,506	53,545	44,784
(Increase) decrease in accrued expenses	110	(83)	(79)	(197)
Cash distributions	(27,282)	(23,504)	(53,607)	(44,781)

Trust corpus at end of period	$644	$592	$644	$592

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2018

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

June 30, 2018

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2018 and December 31, 2017, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2018 and 2017. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2018 and December 31, 2017, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

June 30, 2018

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

June 30, 2018

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2018

	Payments Received (In Thousands)
	Apr. 2018	Jan. 2018	Jan. 2017
Royalty payment as calculated	$27,610	$26,520	$21,475
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	1	19	7

Total payment received	$27,611	$26,539	$21,482

(7) Subsequent Event

In July 2018, the Trust received a payment of $30,492,266 from BP Alaska, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2018. On July 20, 2018, after deducting Trust administrative expenses, the Trustee distributed $30,121,709 to Unit holders of record on July 16, 2018.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2018 and 2017, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2018 and 2017, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2018 and 2017 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2018	03/31/2018	$62.96	$20.00	1.917	$38.34	$2.21	$22.38	83.4
Jan 2018	12/31/2017	55.48	$17.20	1.899	$32.67	$1.92	$20.89	84.0
Apr 2017	03/31/2017	$51.94	$17.20	1.876	$32.26	$1.78	$17.90	92.5
Jan 2017	12/31/2016	$49.24	$17.10	1.858	$31.78	$1.67	$15.79	91.8

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

Three Months Ended June 30, 2018 Compared to

Three Months Ended June 30, 2017

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2017 to the first quarter of 2018 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2017 and 2018. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2017 to the second quarter of 2018.

		Increase (decrease)
	3 Months Ended 3/31/2018	Amount	Percent	3 Months Ended 3/31/2017
Average WTI Price	$62.96	$11.02	21.2	$51.94
Adjusted Chargeable Costs	$38.34	$6.08	18.8	$32.26
Average Production Taxes	$2.21	$0.43	24.2	$1.78
Average Per Barrel Royalty	$22.38	$4.48	25.0	$17.90
Average net production (mb/d)	83.4	(9.1)	(9.8)	92.5

The rebound in the WTI price that began early in 2016 generally continued through 2017 and into the first quarter of 2018. This resulted in an average WTI price for the first quarter of 2018 that was 21.2 percent higher than the average WTI price for the first quarter of 2017. This increase in WTI price for the quarter resulted in a 25.0 percent increase in the average Per Barrel Royalty between the two periods. The percentage increase in the average Per Barrel Royalty for the period was offset somewhat by the increase in Production Taxes for the first quarter of 2018. Although the 24.2 percent increase in Production Taxes for the quarter reflects the increase in WTI price between the two periods, Production Taxes remained historically low for the first quarter of 2018 because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The increase in Adjusted Chargeable Costs shown in the table above resulted from the scheduled increase in Chargeable Costs from $17.20 in 2017 to $20.00 in 2018 and the increase in the Cost Adjustment Factor between the two periods.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the second quarters of 2017 and 2018 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 6/30/2018	Amount	Percent	3 Months Ended 6/30/2017
	(Dollar amounts in thousands)
Royalty revenues	$27,611	$3,797	15.9	$23,814
Cash earnings	$27,215	$3,709	15.8	$23,506
Cash distributions	$27,282	$3,778	16.1	$23,504
Administrative expenses	$407	$96	30.9	$311

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the first quarter of 2018 compared to the first quarter of 2017. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2018 Compared to

Six Months Ended June 30, 2017

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2017 to the six months ended March 31, 2018 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2017 to the first six months of 2018.

		Increase (decrease)
	6 Months Ended 3/31/2018	Amount	Percent	6 Months Ended 3/31/2017
Average WTI Price	$59.22	$8.63	17.1	$50.59
Adjusted Chargeable Costs	$35.51	$3.49	10.9	$32.02
Average Production Taxes	$2.07	$0.34	19.7	$1.73
Average Per Barrel Royalty	$21.64	$4.79	28.4	$16.85
Average net production (mb/d)	83.7	(8.5)	(9.2)	92.2

The increase in the average Per Barrel Royalty for the period resulted primarily from the increase in WTI prices compared to the six months ended March 31, 2017. This increase was somewhat limited by the increase in Production Taxes.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $17.20 in 2017 and to $20.00 in 2018. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first and second quarters of 2017 and 2018 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	6 Months Ended 6/30/2018	Amount	Percent	6 Months Ended 6/30/2017
	(Dollar amounts in thousands)
Royalty revenues	$54,150	$8,854	19.5	$45,296
Cash earnings	$53,545	$8,761	19.6	$44,784
Cash distributions	$53,607	$8,826	19.7	$44,781
Administrative expenses	$622	$105	20.3	$517

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the six month period ended March 31, 2018 compared to the six month period ended March 31, 2017. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

Date: August 9, 2018

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.