Form 10-Q
period 2018-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2018-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-6943724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., 601 Travis Street, Floor 16, Houston, TX	77002
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 483-6020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 9, 2018, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,031	$1,012

Total assets	$1,031	$1,012

Liabilities and Trust Corpus
Accrued expenses	$211	$227
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	820	785

Total liabilities and trust corpus	$1,031	$1,012

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Royalty revenues	$30,492	$18,230	$84,642	$63,526
Interest income	8	3	25	8
Less: Trust administrative expenses	(297)	(406)	(919)	(923)

Cash earnings	$30,203	$17,827	$83,748	$62,611

Cash distributions	$30,122	$17,825	$83,729	$62,606

Cash distributions per unit	$1.4076	$0.8329	$3.9126	$2.9255

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Trust corpus at beginning of period	$644	$592	$785	$786
Cash earnings	30,203	17,827	83,748	62,611
(Increase) decrease in accrued expenses	95	164	16	(33)
Cash distributions	(30,122)	(17,825)	(83,729)	(62,606)

Trust corpus at end of period	$820	$758	$820	$758

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2018

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

September 30, 2018

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2018 and December 31, 2017, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2018 and 2017. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2018 and December 31, 2017, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

September 30, 2018

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

September 30, 2018

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

Certain of the royalty payments received by the Trust in 2018 and 2017 were adjusted by BP Alaska to compensate for underpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2018

	Payments Received (In Thousands)
	Jul. 2018	Apr. 2018	Jan. 2018	Jan. 2017
Royalty payment as calculated	$30,427	$27,610	$26,520	$21,475
Adjustment for previous quarter’s underpayment, plus accrued interest	65	1	19	7

Total payment received	$30,492	$27,611	$26,539	$21,482

(7)	Subsequent Event

In October 2018, the Trust received a payment of $29,726,265 from BP Alaska. This payment consisted of $29,304,199, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2018, plus $422,066, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2018. On October 19, 2018, after deducting Trust administrative expenses, the Trustee distributed $29,534,059 to Unit holders of record on October 16, 2018.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2018 and 2017, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2018 and 2017, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2018 and 2017 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Jul 2018	06/30/2018		$67.85		$20.00	1.937		$38.74		$2.41		$26.70	76.2
Apr 2018 Jan 2018	03/31/2018 12/31/2017	$ $	62.96 55.48	$ $	20.00 17.20	1.917 1.899	$ $	38.34 32.67	$ $	2.21 1.92	$ $	22.38 20.89	83.4 84.0
Jul 2017	06/30/2017		$48.32		$17.20	1.884		$32.41		$1.63		$14.27	85.6
Apr 2017 Jan 2017	03/31/2017 12/31/2016	$ $	51.94 49.24	$ $	17.20 17.10	1.876 1.858	$ $	32.26 31.78	$ $	1.78 1.67	$ $	17.90 15.79	92.5 91.8

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

Three Months Ended September 30, 2018 Compared to

Three Months Ended September 30, 2017

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2017 to the second quarter of 2018 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2017 and 2018. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2017 to the third quarter of 2018.

		Increase (decrease)
	3 Months Ended 6/30/2018	Amount	Percent	3 Months Ended 6/30/2017
Average WTI Price	$67.85	$19.53	40.4	$48.32
Adjusted Chargeable Costs	$38.74	$6.33	19.5	$32.41
Average Production Taxes	$2.41	$0.78	47.9	$1.63
Average Per Barrel Royalty	$26.70	$12.43	87.1	$14.27
Average net production (mb/d)	76.2	(9.4)	(11.0)	85.6

The rebound in the WTI price that began early in 2016 generally continued throughout 2017 and through the first two quarters of 2018. This resulted in an average WTI price for the second quarter of 2018 that was 40.4 percent higher than the average WTI price for the second quarter of 2017. This increase in WTI price for the quarter resulted in an 87.1 percent increase in the average Per Barrel Royalty between the two periods. The percentage increase in the average Per Barrel Royalty for the period was offset somewhat by the increase in Production Taxes for the second quarter of 2018. Although the 47.9 percent increase in Production Taxes for the quarter reflects the increase in WTI price between the two periods, Production Taxes remained historically low for the second quarter of 2018 because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

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

The following table shows the changes to the Trust’s revenues received and distributions paid during the third quarters of 2017 and 2018 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 9/30/2018	Amount	Percent	3 Months Ended 9/30/2017
	(Dollar amounts in thousands)
Royalty revenues	$30,492	$12,262	67.2	$18,230
Cash earnings	$30,203	$12,376	69.4	$17,827
Cash distributions	$30,122	$12,297	69.0	$17,825
Administrative expenses	$297	$(109)	(26.8)	$406

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the second quarter of 2018 compared to the second quarter of 2017. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses.

Nine Months Ended September 30, 2018 Compared to

Nine Months Ended September 30, 2017

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2017 to the nine months ended June 30, 2018 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2017 to the first nine months of 2018.

		Increase (decrease)
	9 Months Ended 6/30/2018	Amount	Percent	9 Months Ended 6/30/2017
Average WTI Price	$62.07	$12.24	24.6	$49.83
Adjusted Chargeable Costs	$36.58	$4.43	13.8	$32.15
Average Production Taxes	$2.18	$0.49	29.0	$1.69
Average Per Barrel Royalty	$23.32	$7.33	45.8	$15.99
Average net production (mb/d)	81.2	(8.8)	(9.8)	90.0

The increase in the average Per Barrel Royalty for the period resulted primarily from the increase in WTI prices compared to the nine months ended June 30, 2017. This increase was limited by the increases in adjusted Chargeable Costs and Production Taxes.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The increase in adjusted Chargeable Costs resulted principally from the scheduled annual increase in Chargeable Costs from $17.20 in 2017 to $20.00 in 2018. The Cost Adjustment Factor increased marginally between the two periods due to low inflation.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2017 and 2018 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	9 Months Ended 9/30/2018	Amount	Percent	9 Months Ended 9/30/2017
	(Dollar amounts in thousands)
Royalty revenues	$84,642	$21,116	33.2	$63,526
Cash earnings	$83,748	$21,137	33.8	$62,611
Cash distributions	$83,729	$21,123	33.7	$62,606
Administrative expenses	$919	$(4)	(0.4)	$923

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the higher average WTI Prices that prevailed in the nine month period ended June 30, 2018 compared to the nine month period ended June 30, 2017. The decrease in administrative expenses reflects timing differences in accruals of expenses.

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

Date: November 9, 2018

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.