Form 10-K
period 2018-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2019-03-01
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $639,860,000.

As of March 1, 2019, 21,400,000 Units of Beneficial Interest were outstanding.

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

The Trustee maintains a $1,000,000 cash reserve to provide liquidity to the Trust during any periods in which the Trust does not receive a distribution from BP Alaska. On December 19, 2018, the Trust issued a press release to announce that the Trustee determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust Agreement. The gradual increase in the cash reserve will begin with the distribution payable to Unit holders in April 2019. See Item 7 in Part II below.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $16.90 during 2014, $17.00 during 2015, $17.10 during 2016, $17.20 during 2017 and $20.00 during 2018. Chargeable Costs for 2019 and subsequent years are shown in the following table:

Calendar year	Chargeable Costs per barrel
2019	23.75
2020	26.50

After 2020, Chargeable Costs increase at a uniform rate of $2.75 per barrel per year.

Cost Adjustment Factor

Pursuant to the Overriding Royalty Conveyance, 2 the “Cost Adjustment Factor” for a quarter was initially set as the ratio of the Consumer Price Index3 published for the most recently past February, May, August or November to 121.1 (the Consumer Price Index for January 1989). The Overriding Royalty Conveyance provides, however, that if the average WTI Price for any calendar quarter falls to $18.00 or less4, the Cost Adjustment Factor for that quarter will be the Cost Adjustment Factor for the immediately preceding quarter. If the average WTI Price returns to more than $18.00 for a later quarter, then for each subsequent quarter that the average WTI Price remains above $18.00, adjustments to the Cost Adjustment Factor resume, but with an adjustment to the formula that excludes changes in the Consumer Price Index during the period that adjustments to the Cost Adjustment Factor were suspended.5

[2]	The method for determining the Cost Adjustment Factor is set forth in Section 4.5 of the Overriding Royalty Conveyance.
[3]

The “Consumer Price Index” is the U.S. Consumer Price Index, all items and all urban consumers, U.S. city average (1982-84 equals 100), as first published, without seasonal adjustment, by the Bureau of Labor Statistics, Department of Labor, without regard to subsequent revisions or corrections.

[4]	The WTI Price was most recently at this level in the second quarter of 1999, where the applicable Cost Adjustment Factor and Consumer Price Index were 1.29737 and 1.662, respectively.
[5]

Pursuant to Section 4.5 of the Overriding Royalty Conveyance, the calculation of the Cost Adjustment Factor for each subsequent quarter that the WTI Price remains above $18.00 is the product of (x) the Cost Adjustment Factor for the most recently past calendar quarter in which the average WTI Price was equal to or less than $18.00 and (y) a fraction, the numerator of which is the Consumer Price Index published for the most recently past February, May, August or November, as the case may be, and the denominator of which is the Consumer Price Index published for the most recently past February, May, August or November during a quarter in which the average WTI Price was equal to or less than $18.00.

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

The 2014 Letter Agreement Amendment became effective immediately. Thus, for 2018 any difference between the limitation as preliminarily determined for the first through third quarters of 2018 and the actual limitation for 2018 will be reflected in the payment to the Trust for the fourth quarter of 2018, and not in the payment to the Trust for the first quarter of 2019.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2014:
4th Qtr 2013	$97.40	$16.80	1.795	$30.15	$26.88	$40.33
1st Qtr 2014	98.58	16.90	1.808	30.55	17.50	50.52
2nd Qtr 2014	103.07	16.90	1.832	30.96	19.28	52.83
3rd Qtr 2014	97.31	16.90	1.831	30.95	16.60	49.75

Calendar 2015:
4th Qtr 2014	$73.02	$16.90	1.818	$30.75	$6.88	$35.41
1st Qtr 2015	48.80	17.00	1.807	30.72	1.67	16.41
2nd Qtr 2015	57.80	17.00	1.831	31.13	2.02	24.65
3rd Qtr 2015	46.70	17.00	1.835	31.20	1.58	13.92

Calendar 2016:
4th Qtr 2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68
1st Qtr 2016	33.73	17.10	1.826	31.22	1.06	1.45
2nd Qtr 2016	45.56	17.10	1.850	31.63	1.53	12.38
3rd Qtr 2016	44.99	17.10	1.855	31.71	1.51	11.81

Calendar 2017:
4th Qtr 2016	$49.24	$17.10	1.858	$31.78	$1.68	$15.79
1st Qtr 2017	51.94	17.20	1.876	32.26	1.78	17.90
2nd Qtr 2017	48.32	17.20	1.884	32.41	1.63	14.27
3rd Qtr 2017	48.12	17.20	1.890	32.52	1.63	14.00

Calendar 2018:
4th Qtr 2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.89
1st Qtr 2018	62.96	20.00	1.917	38.34	2.21	22.38
2nd Qtr 2018	67.85	20.00	1.937	38.74	2.41	26.70
3rd Qtr 2018	69.60	20.00	1.942	38.83	2.81	27.96

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2018 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2018, approximately 12.6 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2018 there were 1048 active producing oil wells, 31 gas reinjection wells, 196 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2018 were: 33 in 2016, 23 in 2017 and 14 in 2018. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 177 barrels per day in 2014, 170 barrels per day in 2015, 171 barrels per day in 2016, 178 barrels per day in 2017 and 166 barrels per day in 2018.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2014	184.4	81.8	19.4		2.3
2015	196.4	87.1	0.0	(a)	0.0
2016	197.9	87.8	0.0	(a)	0.0
2017	188.0	83.4	0.0	(a)	0.0
2018	174.2	77.3	0.0	(a)	0.0

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 1.1 million barrels of oil a day. During 2018, TAPS averaged 509 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2018 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2019 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

By letter dated December 19, 2014, BP Alaska advised the Trustee that the portion of the hydrocarbon liquids produced from the initial participating areas of the Prudhoe Bay Unit being allocated as condensate from the gas cap participating area was found to have reached on June 8, 2014 the agreed original condensate reserve of 1,175 million barrels allocated to the working interest owners. As a result, the portion of hydrocarbon liquids previously allocated as condensate to the gas cap participating area will be allocated to the oil rim participating area. This event has had the effect of changing the calculation of the volume of Royalty Production subject to the Royalty Interest because 50.68% of hydrocarbon liquids allocated to the oil rim participating area6 are counted for the purpose of calculating such volume, but only 13.84% of the hydrocarbon liquids are allocated to the gas cap participating area for such purpose.7 The end of the allocation to the gas cap participating area on June 8, 2014 meant that volumes of hydrocarbon liquids subject to the Royalty Interest for the second and third quarters of 2014 were greater than the volumes of Royalty Production initially reported by BP Alaska. The correction to the volumes of Royalty Production and the Royalty payments with respect to the Royalty Interest for such quarters were made in conjunction with the scheduled Royalty payment in January 2015 for the quarter ended December 31, 2014. See Note 6 of Notes to Financial Statements below.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the proved reserves allocated to the Trust as of December 31, 2018 were 15.772 million barrels of oil and condensate, of which 15.638 million barrels are proved developed reserves8 and 0.134 million barrels are proved undeveloped reserves9. Proved reserves attributable to the Trust were increased by approximately 6.702 million barrels during 2018 as a result of the increase in the West Texas Intermediate price, forecast revisions and capital activities including drilling and well treatments. Additional information regarding changes in estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2018. Based on the 2018 twelve-month average WTI Price10 of $65.56 per barrel, other economic parameters

[6]

See note (a) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2015 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.

[7]

See note (b) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2016 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.

[8]

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

[9]

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

[10]	The unweighted arithmetic average of the WTI Price on the first day of each month during the year.

prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2018 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flow to the Trust of $154.662 million, with a net present value of estimated future cash flows at 10% discount of $138.541 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 15 years of experience with the Trust. A copy of the February 25, 2019 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2016, 2017 and 2018. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

Based on the 2018 twelve-month average WTI Price of $65.56 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2022, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

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

CERTAIN TA X CONSIDERATIONS

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

Backup Withholding

A payor must withhold 24% of any reportable payment if the payee fails to furnish his taxpayer identification number (“TIN”) to the payor in the required manner or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Unit holders will avoid backup withholding by furnishing their correct TINs to the Trustee in the form required by law.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. As discussed above under the caption “THE PRUDHOE BAY UNIT and FIELD – Reserve Estimates”, Royalty payments to the Trust, based on calculations using a 2018 WTI Price of $65.56 per barrel, among other prescribed variables, are projected to cease after 2022.

Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2018, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected.

•

Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which, like crude oil prices in general, are subject to volatility, and on the volume of production from the 1989 Working Interests, which may vary from quarter to quarter in the future.

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. This was dramatically demonstrated by the precipitous decline in WTI Prices from more than $76 per barrel on October 3, 2018 to under $43 dollars per barrel on December 25, 2018. While some analysts had predicted that crude oil prices would exceed $100 per barrel in 2018 for the first time since 2014, WTI prices finished the year down by 25% at $45.41 per barrel and Brent crude, the international benchmark, finished the year at $50.57 per barrel, down by almost 20%. This was the first annual decline in WTI and Brent crude prices since 2015. At the beginning of the fourth quarter of 2018, crude oil prices were at four-year highs. The sudden drop in oil prices in the fourth quarter of 2018 ended a two and a half year recovery after global oil prices had declined more than 70% from June 2014 through the middle of February 2016. While oil prices are generally expected to rise in 2019, the economic and geopolitical factors that led to the fall in oil prices in the fourth quarter of 2018 may have a negative impact on the recovery of oil prices in 2019.

The reasons for the sudden decline in oil prices in the fourth quarter of 2018 were not generally anticipated earlier in the year. President Trump’s decision in early May to withdraw the U.S. from the Iran nuclear agreement resulted in a greater than 6% rise in oil prices, as the withdrawal was expected to lead to the renewal of U.S. economic sanctions on Iran and adversely affecting Iran’s oil industry. With global oil supplies declining at that time and an increased probability of further supply reductions due to limitations on Iran’s oil exports, Saudi Arabia and Russia agreed in September 2018 to increase production to help contain rising oil prices in order to support demand.

However, by October 2018, certain events – such as the sharp drop in the U.S. stock market due to disappointing third quarter earnings reports (particularly by the large “FANG” technology stocks (Facebook, Amazon, Netflix and Google parent Alphabet)), the continuing U.S.-China trade dispute and the prospect of continued increases in interest rates by the U.S. Federal Reserve Board – contributed to concerns of a global economic slowdown, helping to depress crude oil prices. The strengthening of the U.S. dollar also weighed on oil prices by decreasing demand in emerging markets for crude oil, which is sold in dollars. Also, larger than expected increases in U.S. crude inventories in October helped alleviate concerns of a global oil supply shortage that had helped to boost oil prices earlier in the year. The increases in inventories suggested that global demand for oil would grow more slowly than anticipated earlier in the year.

While global demand for crude started to decrease, the rise in oil prices earlier in the year had led U.S. shale producers to increase production. According to the U.S. Energy Information Administration (“EIA”), a record high in U.S. daily production of 10.9 million barrels was reached in the first week of June. The EIA also estimated in its January 2019 Short-Term Energy Outlook (“STEO”) that total U.S. crude oil production averaged 10.9 million barrels per day in 2018, an increase of 1.6 million barrels per day compared to production in 2017. As a result, the U.S. became the world’s leading producer of crude oil in 2018.

The combination of increasing supply and decreasing demand resulted in the largest drop in crude oil prices in October 2018 since July 2016. Moreover, when the U.S. sanctions on Iran were restored on November 5, 2018, eight major importers of Iranian crude oil were unexpectedly granted exemptions, contributing further to the downward pressure on crude oil prices by decreasing the amount of crude that had been expected to be withdrawn from the global market.

In response to this situation, OPEC and certain non-OPEC producers led by Russia agreed in December 2018 to reduce their output by 1.2 million barrels per day in an effort to decrease the expanding crude surplus in the market. Subsequently, after the 2018 fourth quarter decline, oil prices began to recover at the beginning of the first quarter of 2019.

With respect to 2019, EIA forecasts that total global oil production will exceed consumption for the first half of the year. The EIA forecasts that oil supplies will rise by about 1.4 million barrels per day in 2019, primarily as a result of increasing U.S. production. U.S. output is expected to average 12.4 million barrels per day, an increase from the 2018 record production of 10.9 million barrels per day. Although the EIA forecasts that demand will grow by approximately 1.5 million barrels per day, such growth is not expected to offset the anticipated increases in supply until the third quarter of 2019. As a result, oil prices could continue to be volatile in the coming year. Partially offsetting this increase in U.S. output will be the decrease in production agreed to by OPEC and the coalition of producers led by Russia. Also in December 2018, the Alberta government decided to impose production cuts of 325,000 barrels per day until the excess storage supply in Canada is reduced. More recently, the sanctions imposed by the U.S. on Petróleos de Venezuela SA (“PDVSA”), Venezuela’s state-owned oil and natural gas company, in January of this year are expected to remove additional amounts of crude from the market. The sanctions prohibit U.S. firms from importing Venezuelan crude oil that was not already in transit at the time of the sanctions.

In its February 2019 STEO, EIA forecast that Brent spot prices will average $61 per barrel in 2019 and $62 per barrel in 2020. According to the February 2019 STEO, WTI crude oil prices will average about $8 per barrel lower than Brent prices during the first quarter of 2019 but gradually fall to $4 per barrel in the fourth quarter of 2019. This $4 per barrel discount of WTI to Brent is expected to continue through 2020.    EIA anticipates that increases in crude oil production in the United States will be offset in part by decreased production elsewhere, particularly in OPEC. In its January 2019 STEO, the EIA forecast that global consumption will increase by 1.5 million barrels per day in 2019, with growth largely coming from China, the United States, and India. EIA expects that the substantial price declines in the fourth quarter of 2018 together with OPEC production cuts will help keep global crude supply and demand in balance. This balance is expected to keep prices at around current levels in the near term. However, EIA’s supply and demand forecast for 2019 is subject to significant uncertainty. Actual results or changes in market expectations regarding supply and demand could cause significant price fluctuations in 2019.

The forecast that the spread between WTI and Brent prices will decrease by the fourth quarter of 2019 assumes that certain limitations on the capacity to transport crude oil from the Cushing, Oklahoma storage hub to the Gulf Coast will be alleviated after the middle of the year. At that point, EIA expects that new capacity to carry crude oil from West Texas to the Gulf Coast will go into operation and will reduce current distribution bottlenecks throughout Texas and Oklahoma. In prior periods, Cushing has occasionally become oversupplied due to new oil flows from Canada and the United States. Historically, this market had been reliant on high-cost rail and trucks to ship both crude oil stored at Cushing and production from Canada and the Bakken shale formation to the Gulf Coast. These constraints on transportation of crude oil out of the U.S. Midwest market, together with the great increase in production in North America and the decades-long U.S. ban on crude oil exports, had helped to weigh down WTI spot prices for several years and kept the price of WTI crude oil at a historic discount to globally traded waterborne crudes such as Brent. Prior to that period, WTI, which is generally a sweeter and lighter crude oil than Brent, had been more likely to trade at a premium to Brent.

After diverging in 2011 to a high of around $30 per barrel, with Brent the more expensive oil, the spread between WTI and Brent gradually decreased as these transportation problems appeared to be largely resolved. For example, the direction of the Seaway crude oil pipeline was reversed in 2012 and pump station additions and modifications were subsequently made. In 2014 the “Seaway Twin” pipeline running parallel to the reversed Seaway pipeline was opened. Also in 2014, the Cushing MarketLink phase of the Keystone pipeline went into operation. This portion of the Keystone pipeline starts at Cushing, where American-produced oil is added to the pipeline’s Canadian oil. The pipeline then runs south to terminals in Nederland, Texas near refineries located in the Port Arthur, Texas area. The Houston Lateral pipeline also began operating in 2017. This is a 47-mile pipeline transporting crude oil from the MarketLink pipeline in Liberty County, Texas, to refineries and terminals in the Houston area. Also, in December 2017, the Plains All American and Valero Diamond Pipeline went into operation. This pipeline, with a capacity of 200,000 barrel per day, connects Cushing to Valero’s refinery in Memphis, Tennessee.

Despite this increase in pipeline capacity out of Cushing, the tremendous growth in U.S. production, could result in additional transportation bottlenecks at Cushing, helping to widen the gap between WTI and Brent prices. In November 2018, Plains All American Pipeline LP announced that the expanded Sunrise Pipeline oil system from the Permian basin to Cushing was placed into service. While this development is expected to provide relief from transportation constraints in the Permian basin, it will help increase the flow of crude oil to Cushing. The expanded Sunrise Pipeline currently transports approximately 300,000 to 350,000 barrels per day and can ultimately transport approximately 500,000 barrels per day from Midland to Colorado City and Wichita Falls, Texas, and provides connections to Cushing. Also, the Saddlehorn pipeline, completed in 2016, which runs from Carr, Colorado to Platteville, Colorado, where it links up with the Grand Mesa Oil Pipeline, is currently capable of transporting 190,000 barrels per day to storage facilities in Cushing.    The Matador pipeline, which will run 38 miles from Adams County, Colorado to the Saddlehorn terminal in Platteville Colorado for ultimate delivery to Cushing, is also currently under development and is expected to be in service by late 2019. The Matador pipeline will have an initial capacity of 220,000 barrels per day.

It was expected that even more crude oil would flow into Cushing following the approval by the Trump administration in January 2017 of a permit allowing TransCanada to build the Keystone XL pipeline and the approval by the Nebraska Public Service Commission of a new route for the pipeline in November 2017. Nebraska was the only state that had not yet approved the route of the pipeline. However, on November 8, 2018, a U.S. federal district court judge in Montana ordered a temporary halt to construction of the Keystone XL pipeline and ordered the U.S. Department of State to conduct a supplemental environmental impact statement. This could lead to additional delays to the project. However, TransCanada forecasts that, if the project is ultimately completed, Keystone XL would eventually carry up to 830,000 barrels of oil per day. This could significantly increase the total amount of crude oil flowing into Cushing via the Keystone pipeline system. The first part of that system, which runs through North and South Dakota, Nebraska and Missouri, went into operation in 2010 and connects Hardisty, Alberta to the Wood River Refinery in Roxana, Illinois, and the Patoka Oil Terminal Hub north of Patoka, Illinois. The pipeline has a nominal capacity of 435,000 barrels per day. The second part of the Keystone system is a 291 mile-long pipeline connection running from Steele City, Nebraska south to Cushing, Oklahoma. This Keystone-Cushing pipeline, which opened in 2011, transports 100,000 barrels of crude oil per day to Cushing. The Keystone XL pipeline would enter the U.S. through Montana, where American-produced oil would be added to the pipeline, and would then connect with the existing Keystone pipeline at Steele City, Nebraska. This would increase the amount of oil in the Keystone system flowing east to Illinois refineries and south to Cushing.

While insufficient outgoing pipeline capacity capable of transporting the crude oil entering Cushing could, as in prior years, depress WTI prices, pipeline capacity out of Cushing continues to increase, with new projects expected to go into operation in the near future. Magellan Midstream Partners, L.P. and

Navigator Energy Services have proposed a pipeline project known as Voyager. This pipeline would be nearly 500 miles long and would link the companies’ terminals in Cushing and East Houston. Once the Voyager reaches Houston, the pipeline is expected to be able to link to refineries in the region as well as to crude oil export facilities. The Voyager, which would have an initial capacity of at least 250,000 barrels per day, would also link with the Saddlehorn pipeline and the Glass Mountain pipeline, which services Midcontinent basins, as well as with other connections within Cushing. Also, in August 2018, Tallgrass Energy, LP (“Tallgrass”) announced that it plans to develop a new crude oil pipeline, known as the Seahorse Pipeline, from Cushing to the refining complex located in St. James, Louisiana. The approximately 700 mile long pipeline is expected to transport up to 800,000 barrels of crude oil per day from Cushing to the Louisiana Gulf Coast. The pipeline is expected to start operations in the third quarter of 2021. The other potential project to help relieve Cushing bottlenecks is the Capline reversal project. Capline currently transports crude oil from St. James, Louisiana, to Patoka, Illinois. Although Capline does not connect to Cushing, it could divert crude oil that would otherwise flow through Cushing.

The spread between the Brent price and the price of U.S. domestic production has also been affected by the lifting of the U.S. ban on crude oil exports which was introduced in the 1970’s. This ban was lifted in December 2015 and provided an outlet for U.S. oil to help prevent inventories from building up, which could cause prices to decrease. The removal of the ban could also contribute to wider use of WTI as a global benchmark. For the week through November 30, 2018, the U.S. exported more oil than it imported for the first time in 75 years. The EIA forecasts in the February 2019 STEO that by the fourth quarter of 2020, the U.S. will be a net exporter of crude oil and petroleum products by approximately 1.1 million barrels per day.

If OPEC and non-OPEC nations continue to adhere to the production cuts agreed to in December 2018, U.S. producers may have an opportunity to gain access to additional international markets. This possibility of losing market share to the U.S. could jeopardize compliance with the agreed-upon production levels by OPEC and the other producing countries. However, in a recent development, it was reported in early February 2019 that OPEC was seeking to enter into a formal relationship with the group of 10 oil producing nations led by Russia.

•

The amount and value of reserves attributable to the Trust, the estimated life of the Trust, estimates of future net revenues and estimates of the present value of future net revenues fluctuate based on the WTI Price, among other factors. WTI Prices may be below the “break-even” point for daily royalty calculations.

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2019 the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $47.69.11 The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

[11]	The fixed Chargeable Cost increases specified in the Conveyance will impact the “break-even” price in future years.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2019. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2018 twelve-month average WTI Price of $65.56 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2022, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in the termination of royalty payments prior to 2022.

While energy price forecasts are highly uncertain, EIA forecasts that Brent crude oil spot prices will average approximately $61 per barrel in 2019 and WTI spot prices will average $55 per barrel in 2019. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices actually constitute the 2019 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year). If the actual 2019 twelve-month average WTI Price is lower than forecast, this could result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2018 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, whether OPEC and other oil producing nations have been willing to intervene to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as developments with respect to political unrest in Iran and the Iran nuclear deal, the continuing collapse of Venezuela’s oil industry, tensions between North Korea and South Korea and the U.S., the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar), how the policies of the U.S. administration may influence oil production and markets, expectations for global economic growth, developments relating to the U.S.-China trade dispute, events relating to the departure of the United Kingdom from the European Union (“Brexit”), political turmoil in North Africa and the Middle East and ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

For additional information, see the history of WTI Prices since 1986 published by the U.S. Energy Information Administration at http://tonto.eia.doe.gov.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2016, 2017 and 2018, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

On November 30, 2018, TAPS was shut down for 7 hours as a precaution after a 7.0 magnitude earthquake struck the region. No damages to TAPS were reported and it was brought back online after Alyeska Pipeline Service Company, the operator of TAPS, determined it was operationally safe to restart the system.

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market.    In 2018, after two consecutive years of increase, the pipeline’s average throughput decreased by approximately 18,000 barrels per day in 2018 compared to 2017. This amounted to a 3.4 percent decrease. The 2018 throughput was the pipeline’s second lowest annual daily average after 2015. Before the 2016 increase, the last increase in pipeline throughput was in 2002, when the pipeline carried over one million barrels per day. The 2016 and 2017 increases have been attributed to a combination of factors, such as better than expected performance from newer oil fields west of Prudhoe Bay, such as ConocoPhillips’ CD-5 development on the North Slope in the Colville River Unit (part of the Alpine Field and the first commercial oil development on Alaska Native lands within the boundaries of the National Petroleum Reserve-Alaska (“NPRA”) as discussed below) and the ability of oil companies to produce oil from mature fields like Prudhoe Bay more efficiently. Nevertheless, throughput for the last three years has averaged only 518,169 barrels per day. The pipeline was designed to carry much higher volumes of oil. In 2011, a study by Alyeska raised questions as to whether TAPS could continue in operation below a throughput level of approximately 300,000 barrels per day. A 2018 update of the 2011 low flow study details steps Alyeska is taking or plans to take – such as adding heat to maintain crude oil temperature within operating parameters—to mitigate the problems associated with slower oil flow through the pipeline. The EIA, which has forecast continued declining production from the North Slope, has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

However, in potentially significant developments for Alaska and TAPS, recent discoveries in the North Slope could increase crude oil production by as much as 40 percent during the next eight years, according to data and information services provider IHS Markit. Among other discoveries, Caelus Energy LLC, a small energy exploration company, announced in October 2016 that it had discovered oil in Smith Bay on Alaska’s northern coast. The company reported that the field could hold as much as 6 billion barrels of oil and that it expects to be able to recover between 1.8 to 2.4 billion barrels. However, due to the complexity and expense of the project and the length of the regulatory process, oil from the discovery is not expected to flow to TAPS until 2022. In March of 2017, a partnership between Spanish oil company Repsol and its U.S. partner, Armstrong Energy, announced a significant oil discovery in the Nanushuk formation located across the central and western portion of the North Slope. The partnership predicted that production could begin as soon as 2021 and could produce as much as 120,000 barrels of oil per day. According to the partnership, the discovery, located in a well known as Horseshoe, is 20 miles south of where Repsol-Armstrong had already found oil in 2014 and 2015 in a project known as the Pikka Unit. The Pikka project is already in early development and it is anticipated that first production will begin in 2021, with a possible production of nearly 120,000 barrels of oil per day. Also in January 2017, ConocoPhillips announced a new oil discovery, known as Willow, located in the Greater Mooses Tooth Unit on ConocoPhillips’ leases in the northeastern portion of NPRA. According to ConocoPhillips, Willow could produce up to 100,000 barrels of oil per day. Production at Willow is expected to begin in 2023. In addition, production at ConocoPhillip’s CD-5 development reached 37,000 barrels of oil per day in 2018, more than originally projected. ConocoPhillips also announced in October 2018 that it had begun production at its Greater Mooses Tooth 1 field (“GMT1”), also located in the NPRA. The field is projected to eventually produce up to 38,000 barrels per day. In October 2018, the Bureau of Land Management and the U.S. Army Corps of Engineers issued a Joint Record of Decision approving ConocoPhillips’ Greater Mooses Tooth 2 project (“GMT2”). GMT2 is located about 8 miles west of GMT1 in the NPRA and is expected to produce 35,000 to 40,000 barrels per day during peak production. The Horseshoe, Willow, Smith Bay and GMT discoveries are all located in the Nanushuk formation or the related Torok formation. As a result of these discoveries, it has been projected that over the next five years, ConocoPhillips will be adding 100,000 barrels a day to TAPS.

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

In November 2017, Alaska state officials announced that AGDC, which is currently the sole owner of the Alaska LNG project, had signed a joint development agreement with Sinopec, one of the world’s largest oil and gas companies, China Investment Corp., the world’s third-largest sovereign wealth fund, and the state-owned commercial bank, Bank of China, to pursue the project.    In January 2019, Alaska and three Chinese companies agreed to extend negotiations to conclude definitive agreements for the Alaska LNG project until June 30, 2019. In June 2017, it was announced that AGDC had signed an agreement with the Korea Gas Corp. to establish a cooperative framework for the development of Alaska’s natural gas infrastructure.

The Alaska LNG project, which AGDC has stated may cost approximately $43 billion, is currently in the federal regulatory phase. AGDC expects a final environmental review to be completed by the Federal Energy Regulatory Commission (FERC) in December 2019 and a record of decision in March 2020. Construction of the project is currently expected to begin in 2020 with a goal of transporting natural gas by 2024.    In May 2018, AGDC announced that BP Alaska and AGDC had agreed on the primary terms of a gas sales agreement to supply natural gas to the Alaska LNG project. In September 2018, AGDC also announced that it had agreed to terms and conditions for gas sales with ExxonMobil. Negotiations between ConocoPhillips and AGDC are ongoing.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2018.

	High	Low	Distributions Per Unit
2017:
First Quarter	$32.95	$15.00	$0.994
Second Quarter	24.65	18.55	1.098
Third Quarter	22.45	18.75	0.833
Fourth Quarter	22.75	18.65	0.675
2018:
First Quarter	$27.95	$19.25	$1.230
Second Quarter	31.80	20.85	1.275
Third Quarter	34.60	26.75	1.408
Fourth Quarter	37.23	17.00	1.380

As of February 14, 2019, 21,400,000 Units were outstanding and were held by 259 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2018.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2018	2017	2016	2015	2014
	(in thousands, except per Unit amounts)
Royalty revenues	$114,369	$78,193	44,917	126,781	227,904
Interest income	34	11	2	—	—
Trust administration expenses	(1,121)	$(1,165)	(1,298)	(1,320)	(1,141)

Cash earnings	$113,282	$77,039	43,621	125,461	226,763

Cash distributions	$113,263	$77,031	43,619	125,461	226,763

Cash distributions per unit	$5.293	$3.600	2.038	5.863	10.596

	2018	2017	2016	2015	2014
Trust corpus	$691	$785	786	750	833
Total assets	$1,031	$1,012	1,004	1,002	1,002
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 1999, the Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. As noted above under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves”, on December 19, 2018, the Trust issued a press release to announce that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust

Agreement. Commencing with the distribution to Unit holders payable in April, 2019, the Trustee intends to withhold the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $270,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds.

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2016, 2017 and 2018. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2017 and 2018 and the period of 2019 up to the date of this report, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2019 will depend on WTI Prices prevailing during the remainder of the year.

As discussed above in Item 1A “RISK FACTORS”, it is possible that global oil prices could remain at current or lower levels for a significant period. As also discussed above in Item 1A “RISK FACTORS”, on January 1, 2019, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $47.69. From the beginning of the first quarter of 2019 through February 20, 2019, the WTI crude oil spot price fluctuated between a high of $57.11 per barrel on February 20, 2019 and a low of $46.31 per barrel on January 2, 2019. The WTI crude oil spot price on February 21, 2019 was $56.84 per barrel. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments could decline significantly, and could in fact be zero.

2018 compared to 2017

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

		Increase (decrease)
	12 Months Ended 9/30/2018	Amount	Percent	12 Months Ended 9/30/2017
Average WTI Price	$63.95	$14.54	29.4	$49.41
Adjusted Chargeable Costs	$37.15	$4.9	15.2	$32.25
Average Production Taxes	$2.34	$0.66	39.2	$1.68
Average Per Barrel Royalty	$24.48	$8.99	58.0	$15.49
Average net royalty production (mb/d)	78.3	(6.5)	(7.7)	84.8

Average WTI prices during the twelve months ended September 30, 2018 increased significantly compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a low of $51.56 during the first month of the period in October 2017 to a high of $70.84 during July 2018. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $17.20 in calendar 2017 to $20.00 in calendar 2018, resulted in the increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2018. The increase in the average Per Barrel Royalty for the period resulted primarily from the rise in WTI prices. This increase was partially offset by the increase in Production Taxes. Although the nearly 40 percent increase in Production Taxes resulted from the increase in WTI price between the two periods, Production Taxes remained historically low for the twelve months ended September 30, 2018 because Production Taxes for the first three quarters during the period were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

The decrease in the average net production from the 1989 Working Interests between the two periods was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2018	Amount	Percent	Year Ended 12/31/2017
	(Dollars in thousands)
Royalty revenues	$114,369	$36,176	46.3	$78,193
Cash earnings	$113,282	$36,243	47.0	$77,039
Cash distributions	$113,263	$36,232	47.0	$77,031
Administrative expenses	$1,121	($44)	(3.8)	$1,165
Trust corpus at year end	$691	($94)	(12.0)	$785

The period-to-period increases in royalty revenues, cash earnings and cash distributions are due to the significantly higher average WTI Prices that prevailed during 2018 compared to 2017. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses. The decrease in the Trust corpus reflects the increase in accrued expenses for the period.

2017 compared to 2016

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2018 and 2017, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of December 31, 2018 and 2017, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2018, in conformity with the modified cash basis of accounting described in note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities, and trust corpus of the Trust as of December 31, 2018 and 2017, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those financial statements.

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

(signed) KPMG LLP

Dallas, Texas

March 1, 2019

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (Note 2)	$1,031	$1,012

Total assets	$1,031	$1,012

Liabilities and Trust Corpus
Accrued expenses	$339	$227

Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	692	785

Total liabilities and trust corpus	$1,031	$1,012

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	Year Ended December 31,
	2018	2017	2016
Royalty revenues	$114,369	$78,193	$44,917
Interest income	34	11	2
Less: Trust administrative expenses	(1,121)	(1,165)	(1,298)

Cash earnings	$113,282	$77,039	$43,621

Cash distributions	$113,263	$77,031	$43,619

Cash distributions per unit	$5.293	$3.600	$2.038

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Trust corpus at beginning of year	$785	$786	$750
Cash earnings	113,282	77,039	43,621
(Increase) decrease in accrued expenses	(112)	(9)	34
Cash distributions	(113,263)	(77,031)	(43,619)

Trust corpus at end of year	$692	$785	$786

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

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

December 31, 2018

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2018 and 2017, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2018, 2017 and 2016. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2018 and 2017, cash equivalents which represent the cash reserve consist of cash accounts and U.S. Treasury Bills with original maturities of ninety days or less.

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

December 31, 2018

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

(6) Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2018, 2017 and 2016 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	2018 Payments Received
	January	April	July	October
Royalty payment as calculated	$26,520	$27,610	$30,427	$29,305
Adjustment for underpayment (overpayment), plus accrued interest	19	1	65	422

Net payment received	$26,539	$27,611	$30,492	$29,727

	2017 Payments Received
	January	April	July	October
Royalty payment as calculated	$21,475	$23,814	$18,230	$14,627
Adjustment for underpayment (overpayment), plus accrued interest	7	—	—	40

Net payment received	$21,482	$23,814	$18,230	$14,667

	2016 Payments Received
	January	April	July	October
Royalty payment as calculated	$13,168	$1,951	$15,110	$14,582
Adjustment for underpayment (overpayment), plus accrued interest	(47)	—	—	153

Net payment received	$13,121	$1,951	$15,110	$14,735

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

(7)	Subsequent Event

In January 2019, the Trust received a payment of $21,758,699 from BP Alaska. This payment consisted of $21,360,475, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2018, plus $398,224, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2018. On January 22, 2019, after deducting Trust administrative expenses, the Trustee distributed $21,462,621 to Unit holders of record on January 16, 2019.

Subsequent events have been evaluated through the date these financial statements are issued.

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands, except unit data):

	2018 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$26,539	$27,611	$30,492	$29,727
Interest income	6	11	8	9
Trust administrative expenses	(215)	(407)	(297)	(202)

Cash earnings	$26,330	$27,215	$30,203	$29,534

Cash distributions	$26,325	$27,282	$30,122	$29,534

Cash distributions per unit	$1.2302	$1.2748	$1.4076	$1.3800

	2017 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$21,482	$23,814	$18,230	$14,667
Interest income	2	3	3	3
Trust administrative expenses	(206)	(311)	(406)	(242)

Cash earnings	$21,278	$23,506	$17,827	$14,428

Cash distributions	$21,277	$23,504	$17,825	$14,425

Cash distributions per unit	$0.9943	$1.0983	$0.8329	$0.6745

	2016 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$13,121	$1,951	$15,110	$14,735
Interest income	—	1	1	—
Trust administrative expenses	(241)	(410)	(450)	(197)

Cash earnings	$12,880	$1,542	$14,661	$14,538

Cash distributions	$12,880	$1,542	$14,660	$14,537

Cash distributions per unit	$0.6019	$0.0721	$0.6850	$0.6793

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

(9)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2018 ($65.56 per barrel), 2017 ($51.34 per barrel) and 2016 ($42.75 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2018, 2017 and 2016, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2018, 2017 and 2016, were estimated to be 15.772, 9.070, 9.376 million barrels, respectively (of which 15.638, 9.047 and 9.204 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2018, 2017 and 2016, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2018, 2017 and 2016 of $65.56, $51.34 and $42.75 per barrel, respectively, scheduled chargeable costs in future years and production taxes were as follows (in thousands):

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

	December 31,
	2018	2017	2016
Future cash inflows	$154,662	$73,823	$63,824
10% annual discount for estimated timing of cash flows	(16,121)	(5,147)	(4,638)

Standardized measure of discounted future net cash flow (a)	$138,541	$68,676	$59,186

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2018	2017	2016
Net changes in prices and production costs	$176,825	$90,114	$(123,825)
Net change in production taxes	(5,029)	(2,973)	5,972
Other	845	58	152

	172,641	87,199	(117,701)
Royalty revenues received (b)	(109,588)	(83,250)	(53,278)
Accretion of discount	6,812	5,541	15,668

Net increase (decrease) during the year	$69,865	$9,490	$(155,311)

(b)	For the purpose of this calculation, royalty income received for 2018, 2017 and 2016 includes the following (in thousands):

Period October 1, 2018 through December 31, 2018	$21,759
Period October 1, 2017 through December 31, 2017	$26,539
Period October 1, 2016 through December 31, 2016	$21,482

The above royalty income was received by the Trust in January 2019, 2018 and 2017, respectively.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified basis of cash receipts and disbursements)

December 31, 2018

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2015	23,052
Revisions of previous estimates (1)	(8,517)
Production	(5,159)

December 31, 2016	9,376
Revisions of previous estimates (2)	4,617
Production	(4,923)

December 31, 2017	9,070
Revisions of previous estimates (3)	11,311
Production	(4,609)

December 31, 2018	15,772
Proved developed reserves (thousands of barrels) as of:
December 31, 2016	9,204
December 31, 2017	9,047
December 31, 2018	15,638
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2016	172
December 31, 2017	23
December 31, 2018	134

(1)

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

December 31, 2018

production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. This increase in economic life from year-end 2016 to year-end 2017 results in a positive revision in reserve volumes.
(3)

The positive revision in year-end 2018 reserves reflects an increase in the WTI Price from $51.34 per barrel for 2017 to $65.56 per barrel for 2018 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2017 and 2018, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. Under the economic conditions and production forecast at year end 2018, the per-barrel royalty was forecast to be zero following the year 2022. This increase in economic life from year-end 2017 to year-end 2018 results in a positive revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2018.

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

As of the end of calendar year 2018, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2018.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 42.

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

PAR T III

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2018 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2016	238,011	—
2017	234,716	—
2018	223,755	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2019, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2018, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2018 and 2017 are:

	2018	2017
Audit	$193,100	$186,300
Audit related	24,000	23,400
Tax	220,000	215,000
Other	—	—

	$437,100	$424,700

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2018 and 2017

Statements of Cash Earnings and Distributions for the years ended December 31, 2018, 2017 and 2016

Statements of Changes in Trust Corpus for the years ended December 31, 2018, 2017 and 2016

      Notes to Financial Statements

(b) FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c) EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 25, 2019.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

March 1, 2019

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.