Form 10-Q
period 2019-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2019-08-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (17 CFR § 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 9, 2019, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,075	$1,031

Total assets	$1,075	$1,031

Liabilities and Trust Corpus
Accrued expenses	$341	$339
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	734	692

Total liabilities and trust corpus	$1.075	$1,031

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Royalty revenues	$7,748	$27,611	$29,507	$54,150
Interest income	10	11	19	17
Less: Trust administrative expenses	(312)	(407)	(638)	(622)

Cash earnings	$7,446	$27,215	$28,888	$53,545

Cash distributions	$7,381	$27,282	$28,844	$53,607

Cash distributions per unit	$0.3449	$1.2748	$1.3479	$2.5050

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Trust corpus at beginning of period	$698	$601	$692	$785
Cash earnings	7,446	27,215	28,888	53,545
Decrease (increase) in accrued expenses	(29)	110	(2)	(79)
Cash distributions	(7,381)	(27,282)	(28,844)	(53,607)

Trust corpus at end of period	$734	$644	$734	$644

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2019

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

June 30, 2019

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2019 and December 31, 2018, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2019 and 2018. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2019 and December 31, 2018, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2019

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

June 30, 2019

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

Certain of the royalty payments received by the Trust in 2019 and 2018 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

June 30, 2019

Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received (In Thousands)
	Apr. 2019	Jan. 2019	Jan. 2018
Royalty payment as calculated	$7,732	$21,361	$26,520
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16	398	19

Total payment received	$7,748	$21,759	$26,539

(7)	Subsequent Event

In July 2019, the Trust received a payment of $12,164,241 from BP Alaska. This payment consisted of $12,152,028, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2019, plus $12,213 representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended March 31, 2019. On July 22, 2019, after deducting Trust administrative expenses and $33,750 to increase existing cash reserves1, the Trustee distributed $11,792,468 to Unit holders of record on July 16, 2019.

[1]

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each

Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2019 and 2018, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2019 and 2018, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2019 and 2018 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Apr 2019	03/31/2019	$54.87	$23.75	1.946	$46.23	$1.88	$6.77	77.4
Jan 2019	12/31/2018	58.82	$20.00	1.941	$38.81	$2.04	$17.94	78.7
Apr 2018	03/31/2018	$62.96	$20.00	1.917	$38.34	$2.21	$22.38	83.4
Jan 2018	12/31/2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.38	84.0

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

Three Months Ended June 30, 2019 Compared to

Three Months Ended June 30, 2018

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2018 to the first quarter of 2019 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2018 and 2019. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2018 to the second quarter of 2019.

		Increase (decrease)
	3 Months Ended 3/31/2019	Amount	Percent	3 Months Ended 3/31/2018
Average WTI Price	$54.87	$(8.09)	(12.8)	$62.96
Adjusted Chargeable Costs	$46.23	$7.89	20.6	$38.34
Average Production Taxes	$1.88	$(0.33)	(14.9)	$2.21
Average Per Barrel Royalty	$6.77	$(15.61)	(69.7)	$22.38
Average net production (mb/d)	77.4	(6.0)	(7.2)	83.4

After falling precipitously in the fourth quarter of 2018, declining from more than $76 per barrel on October 3, 2018 to under $43 per barrel on December 25, 2018, WTI prices began to rise again in the first quarter of 2019. Nevertheless, the average WTI price for the quarter was almost 13 percent lower than the WTI price for the first quarter of 2018. However, the average Per Barrel Royalty for the quarter fell almost 70 percent compared to the prior reporting period. This decline was due primarily to the sharp increase in Adjusted Chargeable Costs, which, despite a modest increase in the Cost Adjustment Factor due to continued low inflation, was almost 21 percent higher than the prior period due to the scheduled annual increase in Chargeable Costs from $20.00 in 2018 to $23.75 in 2019. The 15 percent decrease in Production Taxes for the quarter reflects the decrease in WTI price for the period. Production Taxes remained historically low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined by 7.2 percent. This was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the second quarters of 2018 and 2019 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 6/30/2019	Amount	Percent	3 Months Ended 6/30/2018
	(Dollar amounts in thousands)
Royalty revenues	$7,748	$(19,863)	(71.9)	$27,611
Cash earnings	$7,446	$(19,769)	(72.6)	$27,215
Cash distributions	$7,381	$(19,901)	(72.9)	$27,282
Administrative expenses	$312	$(95)	(23.3)	$407

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the first quarter of 2019 compared to the first quarter of 2018, as well as the increase in Adjusted Chargeable Costs noted in connection with preceding table. The decrease in administrative expenses reflects timing differences in accruals of expenses.

Six Months Ended June 30, 2019 Compared to

Six Months Ended June 30, 2018

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2018 to the six months ended March 31, 2019 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2018 to the first six months of 2019.

		Increase (decrease)
	6 Months Ended 3/31/2019	Amount	Percent	6 Months Ended 3/31/2018
Average WTI Price	$56.87	$(2.31)	(3.9)	$59.18
Adjusted Chargeable Costs	$42.52	$7.01	19.7	$35.51
Average Production Taxes	$1.92	$(0.15)	(7.2)	$2.07
Average Per Barrel Royalty	$12.36	$(9.28)	(42.9)	$21.64
Average net production (mb/d)	78.1	(5.6)	(6.7)	83.7

The sharp decrease in the average Per Barrel Royalty for the period resulted in part from the decrease in WTI prices compared to the six months ended March 31, 2019, but was primarily due to the large increase in Adjusted Chargeable Costs. This increase was due mainly to the scheduled increase in Chargeable Costs from $20.00 in 2018 to $23.75 in 2019. Adjusted Chargeable Costs were also amplified by the nearly 2 percent increase in the Cost Adjustment Factor in the first quarter of 2019, as indicated in the table above on p. 11 setting forth quarterly data.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first and second quarters of 2018 and 2019 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	6 Months Ended 6/30/2019	Amount	Percent	6 Months Ended 6/30/2018
	(Dollar amounts in thousands)
Royalty revenues	$29,507	$(24,643)	(45.5)	$54,150
Cash earnings	$28,888	$(24,657)	(46.0)	$53,545
Cash distributions	$28,844	$(24,763)	(46.2)	$53,607
Administrative expenses	$638	$16	2.6	$622

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the six month period ended March 31, 2019 compared to the six month period ended March 31, 2018, as well as the increase in Adjusted Chargeable Costs in the first quarter of 2019. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no material changes in risk factors disclosed in the 2018 Annual Report that are known to the Trustee.

Item 62.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

(a)	Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).

(b)	Not applicable.

Item 6.	Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

99	Report of Miller and Lents, Ltd., dated February 25, 2019. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (File No. 1-10243).

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

Date: August 9, 2019

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.