Form 10-Q
period 2019-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2019-11-12
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(In thousands, except unit data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents (Note 2)	$1,113	$1,031

Total assets	$1,113	$1,031

Liabilities and Trust Corpus
Accrued expenses	$105	$339
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	1,008	692

Total liabilities and trust corpus	$1,113	$1,031

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Royalty revenues	$12,164	$30,492	$41,671	$84,642
Interest income	8	8	27	25
Less: Trust administrative expenses	(341)	(297)	(979)	(919)

Cash earnings	$11,831	$30,203	$40,719	$83,748

Cash distributions	$11,793	$30,122	$40,637	$83,729

Cash distributions per unit	$0.5511	$1.4076	$1.8989	$3.9126

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified basis of cash receipts and disbursements)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Trust corpus at beginning of period	$734	$644	$692	$785
Cash earnings	11,831	30,203	40,719	83,748
(Increase) decrease in accrued expenses	236	95	234	16
Cash distributions	(11,793)	(30,122)	(40,637)	(83,729)

Trust corpus at end of period	$1,008	$820	$1,008	$820

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2019

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. Standard Oil and BP Alaska are indirect wholly-owned subsidiaries of BP p.l.c. (“BP”). 1 On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”).

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

[1]

As noted in the Trust’s Current Report on Form 8-K dated August 30, 2019, on August 27, 2019, BP plc announced that it has agreed to sell its entire business in Alaska to Hilcorp Alaska for a total consideration of $5.6 billion. According to the press release announcing the sale, the sale will include BP’s entire upstream and midstream business in Alaska, including its interest in BP Alaska, that owns all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and BP Pipelines (Alaska) Inc.’s interest in the Trans Alaska Pipeline System (TAPS). According to the press release, subject to state and federal regulatory approval, the transaction is expected to be completed in 2020.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2019

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified basis of cash receipts and disbursements)

September 30, 2019

Trust as of September 30, 2019 and December 31, 2018, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2019 and 2018. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2019 and December 31, 2018, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

September 30, 2019

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

September 30, 2019

(6)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2019 and 2018 were adjusted by BP Alaska to compensate for underpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received (In Thousands)
	Jul. 2019	Apr. 2019	Jan. 2019	Jul. 2018	Apr. 2018	Jan. 2018
Royalty payment as calculated	$12,152	$7,732	$21,361	$30,427	$27,610	$26,520
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	12	16	398	65	1	19

Total payment received	$12,164	$7,748	$21,759	$30,492	$27,611	$26,539

(7)	Subsequent Event

In October 2019, the Trust received a payment of $7,300,859 from BP Alaska. This payment consisted of $7,290,481, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2019, plus $10,378, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended June 30, 2019. On October 21, 2019, after deducting Trust administrative expenses and $33,750 to increase existing cash reserves, the Trustee distributed $7,165,075 to Unit holders of record on October 18, 2019.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each

Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2019 and 2018, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2019 and 2018, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2019 and 2018 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jul 2019	06/30/2019	$59.86	$23.75	1.972	$46.83	$2.08	$10.94	74.3
Apr 2019	03/31/2019	$54.87	$23.75	1.946	$46.23	$1.88	$6.77	77.4
Jan 2019	12/31/2018	$58.82	$20.00	1.941	$38.81	$2.04	$17.94	78.7
Jul 2018	06/30/2018	$67.85	$20.00	1.937	$38.74	$2.41	$26.70	76.2
Apr 2018	03/31/2018	$62.96	$20.00	1.917	$38.34	$2.21	$22.38	83.4
Jan 2018	12/31/2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.90	84.0

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The first of the following two tables shows the changes from the second quarter of 2018 to the second quarter of 2019 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the third quarters of 2018 and 2019. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2018 to the third quarter of 2019.

		Increase (decrease)
	3 Months Ended 6/30/2019	Amount	Percent	3 Months Ended 6/30/2018
Average WTI Price	$59.86	$(7.99)	(11.8)	$67.85
Adjusted Chargeable Costs	$46.83	$8.09	20.9	$38.74
Average Production Taxes	$2.08	$(0.33)	(13.7)	$2.41
Average Per Barrel Royalty	$10.94	$(15.76)	(59.0)	$26.70
Average net production (mb/d)	74.3	(1.9)	(2.4)	76.2

After falling precipitously in the fourth quarter of 2018, declining from more than $76 per barrel on October 3, 2018 to under $43 per barrel on December 25, 2018, WTI prices began to rise again in the first quarter of 2019 and remained fairly stable through the end of the second quarter of 2019. Nevertheless, the average WTI price for the 2019 second quarter was almost 12 percent lower than the WTI price for the second quarter of 2018. However, the average Per Barrel Royalty for the quarter fell almost 60 percent compared to the prior reporting period. This decline was due primarily to the sharp increase in Adjusted Chargeable Costs, which, despite a modest increase in the Cost Adjustment Factor due to continued low inflation, was almost 21 percent higher than the prior period due to the scheduled annual increase in Chargeable Costs from $20.00 in 2018 to $23.75 in 2019. The nearly 14 percent decrease in Production Taxes for the quarter reflects the decrease in WTI price for the period. Production Taxes remained historically low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined by 2.4 percent. This was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the third quarters of 2018 and 2019 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 9/30/2019	Amount	Percent	3 Months Ended 9/30/2018
	(Dollar amounts in thousands)
Royalty revenues	$12,164	$(18,328)	(60.1)	$30,492
Cash earnings	$11,831	$(18,372)	(60.8)	$30,203
Cash distributions	$11,793	$(18,329)	(60.8)	$30,122
Administrative expenses	$341	$44	14.8	$297

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the second quarter of 2019 compared to the second quarter of 2018, as well as the increase in Adjusted Chargeable Costs noted in connection with preceding table. The increase in administrative expenses reflects timing differences in accruals of expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2018 to the nine months ended June 30, 2019 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2018 to the first nine months of 2019.

		Increase (decrease)
	9 Months Ended 6/30/2019	Amount	Percent	9 Months Ended 6/30/2018
Average WTI Price	$57.85	$(4.85)	(7.8)	$62.07
Adjusted Chargeable Costs	$43.96	$7.38	20.2	$36.58
Average Production Taxes	$2.00	$(0.18)	(8.3)	$2.18
Average Per Barrel Royalty	$11.88	$(11.44)	(49.1)	$23.32
Average net production (mb/d)	76.8	(4.4)	(5.4)	81.2

The nearly 50 percent decrease in the average Per Barrel Royalty for the period resulted from the decrease in WTI prices and the substantial increase in Adjusted Chargeable Costs compared to the nine months ended June 30, 2018. The increase in Adjusted Chargeable Costs was due mainly to the scheduled increase in Chargeable Costs from $20.00 in 2018 to $23.75 in 2019.

The decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2018 and 2019 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	9 Months Ended 9/30/2019	Amount	Percent	9 Months Ended 9/30/2018
	(Dollar amounts in thousands)
Royalty revenues	$41,671	$(42,971)	(50.8)	$84,642
Cash earnings	$40,719	$(43,029)	(51.4)	$83,748
Cash distributions	$40,637	$(43,092)	(51.5)	$83,729
Administrative expenses	$979	$60	6.5	$919

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the nine month period ended June 30, 2019 compared to the nine month period ended June 30, 2018, as well as the increase in Adjusted Chargeable Costs in the first two quarters of 2019. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Monika Rusin
Monika Rusin Vice President

Date: November 12, 2019

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.