Form 10-K
period 2019-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2020-03-02
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $331,058,000.

As of March 2, 2020, 21,400,000 Units of Beneficial Interest were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

ii

PART I

ITEM 1.	BUSINESS

INTRODUCTION

BP Prudhoe Bay Royalty Trust (the “Trust”) was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (formerly named The Bank of New York), as trustee, and F. James Hutchinson, co-trustee (BNY Mellon Trust of Delaware, formerly named The Bank of New York (Delaware), successor co-trustee). BP Alaska and Standard Oil are wholly owned subsidiaries of BP p.l.c. (“BP”).1

Effective as of December 15, 2010, The Bank of New York Mellon (“BNYM”) resigned as trustee under the Trust Agreement and BP Alaska appointed The Bank of New York Mellon Trust Company, N.A. (the “Trust Company”) to succeed BNYM as trustee. The Trust Company accepted its appointment and assumed all rights, titles, duties, powers and authority formerly held and exercised by BNYM under the Trust Agreement. The corporate trust office of the Trust Company (which we refer to hereafter as the “Trustee”) at which the affairs of the Trust are administered is located at 601 Travis Street, Floor 16, Houston, Texas 77002 and its telephone number at that address is (713) 483-6020.

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

THE TRUST

Trust Property

The property of the Trust consists of an overriding royalty interest (the “Royalty Interest”) and cash and cash equivalents held by the Trustee from time to time. The Royalty Interest entitles the Trust to a royalty on 16.4246% of the lesser of (i) the first 90,000 barrels2 of the average actual daily net production of crude oil and condensate per quarter from the working interest of BP Alaska as of February 28, 1989 in the Prudhoe Bay oil field located on the North Slope in Alaska or (ii) the average actual daily net production of crude oil and condensate per quarter from that working interest. The Prudhoe Bay field is one of four contiguous North Slope oil fields that are operated by BP Alaska and are known collectively as the “Prudhoe Bay Unit.” The Royalty Interest was conveyed to the Trust by an Overriding Royalty Conveyance dated February 27, 1989 from BP Alaska to Standard Oil and a Trust Conveyance dated February 28, 1989 from Standard Oil to the Trust. Copies of the Overriding Royalty Conveyance and the Trust Conveyance are filed with the SEC as exhibits to this report. The Overriding Royalty Conveyance and the Trust Conveyance are referred to collectively in this report as the “Conveyance.”

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

[2]	The term “barrel” is a unit of measure of petroleum liquids equal to 42 United States gallons corrected to 60 degrees Fahrenheit temperature.

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

The Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any periods in which the Trust does not receive a distribution from BP Alaska. On December 19, 2018, the Trust issued a press release to announce that the Trustee determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust Agreement. The gradual increase in the cash reserve began with the distribution payable to Unit holders in April 2019. See Item 7 in Part II below.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent BP Alaska’s actual costs of production. Chargeable Costs per barrel were $17.00 during 2015, $17.10 during 2016, $17.20 during 2017, $20.00 during 2018 and $23.75 during 2019. Chargeable Costs during 2020 are $26.50. After 2020, Chargeable Costs increase at a uniform rate of $2.75 per barrel per year.

Cost Adjustment Factor

Pursuant to the Overriding Royalty Conveyance, 3 the “Cost Adjustment Factor” for a quarter was initially set as the ratio of the Consumer Price Index4 published for the most recently past February, May, August or November to 121.1 (the Consumer Price Index for January 1989). The Overriding Royalty Conveyance provides, however, that if the average WTI Price for any calendar quarter falls to $18.00 or less5, the Cost Adjustment Factor for that quarter will be the Cost Adjustment Factor for the immediately preceding quarter. If the average WTI Price returns to more than $18.00 for a later quarter, then for each subsequent quarter that the average WTI Price remains above $18.00, adjustments to the Cost Adjustment Factor resume, but with an adjustment to the formula that excludes changes in the Consumer Price Index during the period that adjustments to the Cost Adjustment Factor were suspended.6

[3]	The method for determining the Cost Adjustment Factor is set forth in Section 4.5 of the Overriding Royalty Conveyance.
[4]

The “Consumer Price Index” is the U.S. Consumer Price Index, all items and all urban consumers, U.S. city average (1982-84 equals 100), as first published, without seasonal adjustment, by the Bureau of Labor Statistics, Department of Labor, without regard to subsequent revisions or corrections.

[5]	The WTI Price was most recently at this level in the second quarter of 1999, where the applicable Cost Adjustment Factor and Consumer Price Index were 1.29737 and 1.662, respectively.
[6]

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

As a result of the 2014 Letter Agreement Amendment, any difference between the limitation as preliminarily determined for the first through third quarters of 2019 and the actual limitation for 2019 is reflected in the payment to the Trust for the fourth quarter of 2019, and not in the payment to the Trust for the first quarter of 2020.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2015:
4th Qtr 2014	$73.02	$16.90	1.818	$30.75	$6.88	$35.41
1st Qtr 2015	48.80	17.00	1.807	30.72	1.67	16.41
2nd Qtr 2015	57.80	17.00	1.831	31.13	2.02	24.65
3rd Qtr 2015	46.70	17.00	1.835	31.20	1.58	13.92

Calendar 2016:
4th Qtr 2015	$42.15	$17.00	1.827	$31.07	$1.40	$9.68
1st Qtr 2016	33.73	17.10	1.826	31.22	1.06	1.45
2nd Qtr 2016	45.56	17.10	1.850	31.63	1.53	12.38
3rd Qtr 2016	45.03	17.10	1.855	31.71	1.51	11.81

Calendar 2017:
4th Qtr 2016	$49.24	$17.10	1.858	$31.78	$1.68	$15.79
1st Qtr 2017	51.94	17.20	1.876	32.26	1.78	17.90
2nd Qtr 2017	48.32	17.20	1.884	32.41	1.63	14.27
3rd Qtr 2017	48.12	17.20	1.890	32.52	1.63	14.00

Calendar 2018:
4th Qtr 2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.89
1st Qtr 2018	62.96	20.00	1.917	38.34	2.21	22.38
2nd Qtr 2018	67.85	20.00	1.937	38.74	2.41	26.70
3rd Qtr 2018	69.60	20.00	1.942	38.83	2.81	27.96

Calendar 2019
4th Qtr 2018	$58.82	$20.00	1.941	$38.81	$2.04	$17.94
1st Qtr 2019	54.87	23.75	1.946	46.23	1.88	6.77
2nd Qtr 2019	59.86	23.75	1.972	46.83	2.08	10.94
3rd Qtr 2019	$56.33	$23.75	1.976	$46.92	$1.94	7.48

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

BP will be released from its obligation under the Support Agreement upon the sale or transfer of all or substantially all of BP Alaska’s working interest in the Prudhoe Bay Unit if the transferee agrees in writing to assume and be bound by BP’s obligation under the Support Agreement. The transferee’s agreement to assume BP’s obligations must be reasonably satisfactory to the Trustee and the transferee must be an entity having a rating of its unsecured, unsupported long-term debt of at least A3 from Moody’s Investors Service, Inc., a rating of at least A- from Standard & Poor’s, or an equivalent rating from at least one nationally-recognized statistical rating organization (after giving effect to the sale or transfer and the assumption of all of BP Alaska’s obligations under the Conveyance and all of BP’s obligations under the Support Agreement). BP’s obligations under the Support Agreement shall continue following the completion of the sale of its business in Alaska to Hilcorp Alaska.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2019 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2019, approximately 12.6 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2019, there were 1046 active producing oil wells, 31gas reinjection wells, 189 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2019 were: 23 in 2017, 14 in 2018 and 25 in 2019. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 170 barrels per day in 2015, 171 barrels per day in 2016, 178 barrels per day in 2017, 166 barrels per day in 2018 and 163 barrels per day in 2019.

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

	Oil		Condensate
Calendar year	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2015	196.4	87.1	0.0	(a)	0.0
2016	197.9	87.8	0.0	(a)	0.0
2017	188.0	83.4	0.0	(a)	0.0
2018	174.2	77.3	0.0	(a)	0.0
2019	170.2	75.5	0.0	(a)	0.0

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 16 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 2.1 million barrels of oil a day. During 2019, TAPS averaged 490 thousand barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2019 are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2020 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. BP Alaska’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

By letter dated December 19, 2014, BP Alaska advised the Trustee that the portion of the hydrocarbon liquids produced from the initial participating areas of the Prudhoe Bay Unit being allocated as condensate from the gas cap participating area was found to have reached on June 8, 2014 the agreed original condensate reserve of 1,175 million barrels allocated to the working interest owners. As a result, the portion of hydrocarbon liquids previously allocated as condensate to the gas cap participating area will be allocated to the oil rim participating area. This event has had the effect of changing the calculation of the volume of Royalty Production subject to the Royalty Interest because 50.68% of hydrocarbon liquids allocated to the oil rim participating area7 are counted for the purpose of calculating such volume, but only 13.84% of the hydrocarbon liquids are allocated to the gas cap participating area for such purpose.8 The end of the allocation to the gas cap participating area on June 8, 2014 meant that volumes of hydrocarbon liquids subject to the Royalty Interest for the second and third quarters of 2014 were greater than the volumes of Royalty Production initially reported by BP Alaska. The correction to the volumes of Royalty Production and the Royalty payments with respect to the Royalty Interest for such quarters were made in conjunction with the scheduled Royalty payment in January 2015 for the quarter ended December 31, 2014. See Note 6 of Notes to Financial Statements below.

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

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. BP Alaska has estimated that the proved reserves allocated to the Trust as of December 31, 2019 were 4.465 million barrels of oil and condensate, of which 4.394 million barrels are proved developed reserves9 and 0.070 million barrels are proved undeveloped reserves10. Proved reserves attributable to the Trust were decreased by approximately 11.308 million barrels during 2019 as a result of the decrease in the West Texas Intermediate price, forecast revisions and capital activities including drilling and well treatments. Additional information regarding changes in estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. BP has a historical record of completing comparable projects. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2019. Based on the 2019 twelve-month average WTI Price11 of $55.69 per barrel, other economic parameters

[7]

See note (a) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2019 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.

[8]

See note (b) to the table of ownership of the Prudhoe Bay Unit by participating area as of December 31, 2019 above under the caption “THE PRUDHOE BAY UNIT and FIELD – Prudhoe Bay Unit Operation and Ownership”.

[9]

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well.

[10]

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

[11]	The unweighted arithmetic average of the WTI Price on the first day of each month during the year.

prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, BP Alaska calculated that as of December 31, 2019 production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in undiscounted estimated future cash flows to the Trust of $5.785 million, with a net present value of estimated future cash flows at 10% discount of $5.516 million.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by BP, which provides the information to the Trustee. BP Alaska has advised the Trustee that BP’s vice president of segment reserves is the petroleum engineer primarily responsible for overseeing the preparation of the reserves estimate. He has 30 years of diversified industry experience managing the governance and compliance of BP’s reserves estimation since 2005. He is a past member of the Society of Petroleum Engineers Oil and Gas Reserves Committee, a sitting member of the American Association of Petroleum Geologists Committee on Resource Evaluation and current chair of the bureau of the United Nations Economic Commission for Europe Expert Group on Resource Classification. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of BP Alaska’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 15 years of experience with the Trust. A copy of the February 21, 2020 report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

BP Alaska has undertaken a program of field-wide infrastructure renewal, pipeline replacement, and mechanical improvements to wells. As a consequence of these activities and their required downtime, and the natural production declines discussed above under “Historical Production,” BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis in 2017, 2018 and 2019. BP Alaska anticipates that its average net production of oil and condensate allocated to the Trust from proved reserves will be below 90,000 barrels per day on an annual average basis in most future years. The occurrence of major gas sales could accelerate the decline in net production, due to the consequent decline in reservoir pressure. See Item 1A, “RISK FACTORS.”

Based on the 2019 twelve-month average WTI Price of $55.69 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2020, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

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

Since the end of 2006, the corrosion monitoring and mitigation practices for the oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation (“DOT”). The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The applicable requirements of the subsequent regulations of the PIPES Act began to be phased in in 2012. See “THE PRUDHOE BAY UNIT AND FIELD – Collection and Transportation of Prudhoe Bay Oil” above.

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

•

Future Royalty Production from the Prudhoe Bay field is projected to decline and will eventually cease. Volume of production from the 1989 Working Interests varies from quarter to quarter and a decline in production will affect the Trust’s revenues.

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. As discussed above under the caption “THE PRUDHOE BAY UNIT and FIELD – Reserve Estimates”, Royalty payments to the Trust, based on calculations using a 2019 WTI Price of $55.69 per barrel, among other prescribed variables, are projected to cease after 2020.12

Production estimates included in this report are based on economic conditions and production forecasts as of the end of 2019, and also depend on various assumptions, projections and estimates which are continually revised and updated by BP Alaska. These revisions could result in material changes to the projected declines in production. It is possible that economic production from the reserves allocated to the 1989 Working Interests could decline more quickly and end sooner than is currently projected.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2017, 2018 and 2019, and the Trustee has been advised that BP Alaska expects that average net

[12]	A primary driver of the projected cessation of royalty payments after 2020 is the annual increase in Chargeable Costs, as adjusted upward by the Cost Adjustment Factor.

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

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2020, the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $54.34. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2020. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2019 twelve-month average WTI Price of $55.69 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through 2020 and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in royalty payments going to zero prior to the end of 2020.

While energy price forecasts are highly uncertain, the U.S. Energy Information Administration (“EIA”) forecast in its Short-Term Energy Outlook (STEO), dated February 11, 2020, that Brent crude oil spot prices will average approximately $61.25 per barrel in 2020 and WTI spot prices will average $55.71 per barrel in 2020. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices actually constitute the 2020 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year). If the actual 2020 twelve-month average WTI Price is lower than forecast, this could result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2019 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”.

However, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include concerns regarding the spread of the coronavirus (COVID-19) and the effect that might have on the global economy, changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, whether OPEC and other oil producing nations have been willing to intervene, and the success of such intervention, to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, such as increased tensions between the U.S. and Iran, political unrest in Iran and developments with respect to the Iran nuclear deal, the continuing collapse of Venezuela’s oil industry, tensions between North Korea and South Korea and the U.S., the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar), how the policies of the U.S. administration may influence oil production and markets, expectations for global economic growth, developments relating to the U.S.-China trade dispute, events relating to the departure of the United Kingdom from the European Union (“Brexit”), political turmoil in Libya threatening that country’s oil production and exports, ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

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

•	The impact that the sale, if completed, of BP’s Alaska assets to Hilcorp Alaska may have on the 1989 Working Interests is currently difficult to determine.

As noted in footnote 1 above and in the Trust’s Current Report on Form 8-K dated August 30, 2019, on August 27, 2019, BP plc announced that it had agreed to sell its entire business in Alaska for a total consideration of $5.6 billion to Hilcorp Alaska, which is an affiliate of Houston-based Hilcorp Energy Company (“Hilcorp”). Hilcorp is one of the largest privately held oil and natural gas exploration and production companies in the U.S. and is currently the largest private oil and gas operator in Alaska. According to the press release announcing the sale, the sale will include BP’s entire upstream and midstream business in Alaska, including its interest in BP Alaska (which owns all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field)) and BP Pipelines (Alaska) Inc.’s interest in the Trans-Alaska Pipeline System (TAPS). Also according to the press release, the transaction, subject to state and federal regulatory approval, is expected to be completed in 2020. Hilcorp Alaska, whose headquarters are in Anchorage, employs more than 500 full-time employees in Alaska.

Hilcorp has been operating in Alaska since 2012. In 2014, the company purchased BP’s interests in the Endicott and North Star fields and half of BP’s interests in the Milne Point and Liberty fields. Because Hilcorp is closely held there is less information publicly available regarding its finances than there is for publicly owned entities such as Exxon Mobil, BP and ConocoPhillips, that have been major North Slope producers.

Royalty payments by BP Alaska to the Trust are unpredictable, because they depend on Cushing, Oklahoma WTI spot prices, which, like crude oil prices in general, are subject to volatility.

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. Volatility in recent years has resulted from factors such as increased U.S. shale oil production13, OPEC’s resistance to raising crude oil prices in order not to lose market share to U.S. producers, the increased strength of the dollar14, slowing global demand for crude oil and a variety of geopolitical events. The impact of such geopolitical events on crude oil prices was evident from a number of incidents in 2019, such as production outages in Libya, attacks on oil tankers in the Persian Gulf and the Red Sea, the September 2019 drone and missile attack on Saudi Arabia’s energy infrastructure and heightened tensions between the United States and Iran, which contributed to spikes in crude oil prices during 2019. Despite these occasional sudden price increases, however, the average 2019 closing prices of two of the world’s major benchmark crudes, Brent and WTI15, declined by approximately $7 a barrel (although the closing price at year end for each benchmark was actually higher than at the end of 2018), as production by the U.S. and other producers outside of “OPEC Plus” (OPEC and ten other oil producing countries led by Russia) continued to grow.

In its February STEO, EIA forecast that Brent spot prices will average $61.25 per barrel in 2020 and $67.53 per barrel in 2021 and WTI crude oil prices will average about $55.71 per barrel in 2020 and $62.03 per barrel in 2021. EIA anticipates that increases in crude oil production in the United States will be offset in part by decreased production elsewhere, particularly in OPEC. With respect to global oil consumption, EIA’s forecast was revised down in its February STEO from its January forecast largely as a result of the outbreak of the coronavirus, with EIA noting that the magnitude and duration of the coronavirus’s effects remain highly uncertain. EIA’s supply and demand forecast in general for 2020 is subject to significant uncertainty and actual results or changes in market expectations regarding supply and demand could cause significant price fluctuations in 2020.

Forecasts regarding WTI generally take into account whether pipeline capacity from production areas in West Texas and from Cushing, Oklahoma to refineries and export terminals on the U.S. Gulf Coast will continue to be adequate. EIA expects that new capacity to carry crude oil from West Texas to the Gulf Coast will go into operation and will reduce distribution bottlenecks throughout Texas and Oklahoma that have resulted from the tremendous growth in shale oil production from the Permian Basin and other producing regions.

[13]	In 2018, the U.S. became the world’s largest producer of crude oil.
[14]	The U.S. dollar is the currency in which crude oil is quoted. Crude oil prices, like prices of other commodities priced in dollars, generally moves inversely to the value of the dollar.
[15]

While Brent and WTI prices generally track each other, there have been divergences due to issues such as imbalances in supply and demand or geopolitical events. In 2015, a surge in production in U.S. shale oil led to a shortage of pipeline capacity which limited the ability to move the oil from production areas to and from Cushing and to Gulf Coast refineries and ports. This resulted in a fall in WTI prices relative to Brent and large increases in the spread between Brent and WTI prices.

As a result of the increase in production in the Permian Basin, many producers of such crude have in the past had difficulty accessing the means for transporting their crude oil to market. In response to this situation, a number of major oil pipeline projects started service in 2019 bringing crude oil out of the Permian Basin. In August 2019, Plains All American Pipeline’s Cactus II went into service, with a total capacity of 670,000 barrels per day. The Cactus II carries crude oil form the Permian Basin to the Corpus Christi area. Shortly after Cactus II began operation, Epic Midstream LLC announced that it had started temporarily transporting crude oil via its EPIC Y-Grade natural gas liquids pipeline. The Y-Grade pipeline will transport up to 400,000 barrels per day from the Permian Basin to terminals in Corpus Christi and Ingleside, Texas. Epic Midstream’s permanent crude oil pipeline, the EPIC Crude Oil Pipeline, which runs from Orla, Texas to Corpus Christi, is expected to be completed in the first quarter of 2020. This pipeline is anticipated to have an initial capacity of 600,000 barrels per day with volume expected to increase during the first quarter of 2020. The EPIC Crude Oil Pipeline will service the Permian and Eagle Ford Basins. In addition, Energy Transfer LP’s Permian Express 4 pipeline went into operation in October 2019. This pipeline added 120,000 barrel per day capacity to Energy Transfer’s Permian express pipeline system. Also, in November 2019, initial service began on Phillips 66’s Gray Oak pipeline that runs from the Permian Basin to Corpus Christi. The Gray Oak pipeline will have a capacity of 900,000 barrels per day and is expected to be in full service in the first quarter of 2020. Because of these new projects, it is now expected that the Permian Basin will actually have a surplus of pipeline capacity by the end of 2020.

In addition, in October 2019, Enterprise Products Partners L.P. announced a further expansion of its pipeline system to connect its storage facility in Midland, Texas through its Eagle Ford system in South Texas to its ECHO Terminal in Houston. This pipeline will have an initial capacity of 450,000 barrels per day and can be expanded up to 540,000 barrels per day. The pipeline is expected to begin service in the first half of 2021. This expansion will also enable Enterprise to take advantage of the versatility of its 200,000 barrel per day Seminole Red pipeline, which can carry either crude oil or natural gas liquid (“NGL”). Also in 2019, in response to demand for crude oil pipeline capacity from Midland to the Houston market, Enterprise converted its Seminole Red pipeline from mixed NGL to crude oil service, although Enterprise currently expects to convert the Seminole Red pipeline back into NGL service during the second half of 2021.

This new network of pipelines is expected to help U.S. producers avoid previous bottlenecks and deliver more crude oil to Gulf Coast refineries and to Texas ports for export and could help U.S. crude compete more efficiently with waterborne crudes like Brent.

While these new pipeline systems are helping to move crude oil to the Gulf Coast, Cushing, Oklahoma continues to be an essential U.S. crude oil hub. Crude oil arrives at Cushing from various production areas and is distributed to refineries in the Midwest and Mid-continent and to refineries and ports along the Gulf Coast. Pipeline capacity into and out of Cushing has expanded significantly in recent years and continues to increase. In November 2018, Plains All American Pipeline LP announced that the expanded Sunrise Pipeline oil system from the Permian basin to Cushing was placed into service. The expanded Sunrise Pipeline currently transports approximately 500,000 barrels per day from Midland to Colorado City and Wichita Falls, Texas, and provides connections to Cushing. Also, the Saddlehorn pipeline, completed in 2016, which runs from Carr, Colorado to Platteville, Colorado, where it links up with the Grand Mesa Oil Pipeline, is currently capable of transporting 190,000 barrels per day to storage facilities in Cushing. In addition, the Matador pipeline, which runs 38 miles from Adams County, Colorado to the Saddlehorn terminal in Platteville Colorado for ultimate delivery to Cushing, is also currently under development and is expected have an initial capacity of 220,000 barrels per day. Tallgrass Energy, LP (“Tallgrass”) also plans an expansion project for its Pony Express Pipeline. Once in service, this project is expected to increase capacity to move crude oil from the Bakken and Powder Rivers Basins to Cushing.

It was expected that even more crude oil would flow into Cushing following the approval by the Trump administration in January 2017 of a permit allowing TransCanada Corp. (now TC Energy) to build the controversial Keystone XL pipeline and the approval by the Nebraska Public Service Commission of a new route for the pipeline in November 2017. Nebraska was the only state that had not yet approved the route of the pipeline. However, on November 8, 2018, a U.S. federal district court judge in Montana ordered a temporary halt to construction of the Keystone XL pipeline and ordered the U.S. Department of State to conduct a supplemental environmental impact statement. On appeal, the 9th U.S. Circuit Court of Appeals vacated the lower court ruling in June 2019 and in August 2019 Nebraska’s highest court upheld the earlier decision by the Nebraska Public Service Commission to approve the route through Nebraska. TC Energy forecasts that upon completion the Keystone XL will eventually carry up to 830,000 barrels of oil per day.

While Cushing has occasionally become oversupplied due to new oil flows from Canada and the United States and lack of takeaway capacity, these transportation problems appear to have been largely resolved as a result of measures such as the 2012 reversal of the direction of the Seaway crude oil pipeline; the 2014 opening of the “Seaway Twin” pipeline running parallel to the reversed Seaway pipeline; the 2014 start of operations of the Cushing MarketLink phase of the Keystone pipeline, which starts at Cushing, then runs south to terminals in Nederland, Texas near refineries located in the Port Arthur, Texas area; the 2017 start of operations of the Houston Lateral, which carries crude oil from the MarketLink pipeline in Liberty County, Texas, to refineries and terminals in the Houston area; and the December 2017 start of operations of the Plains All American and Valero Diamond Pipeline connecting Cushing to Valero’s refinery in Memphis, Tennessee.

In addition to these measures, there are currently six pipeline projects proposed to transport approximately two million barrels per day of crude away from Cushing by the end of 2021. For example, in August 2018, Tallgrass announced that it plans to develop a new crude oil pipeline, known as the Seahorse Pipeline, from Cushing to the refining complex located in St. James, Louisiana. The approximately 700-mile-long pipeline is expected to transport up to 800,000 barrels of crude oil per day from Cushing to the Louisiana Gulf Coast. This pipeline is expected to start operations in the third quarter of 2021. Another potential project that might help prevent future Cushing bottlenecks is the Capline reversal project. Capline currently transports crude oil from St. James, Louisiana, to Patoka, Illinois. Although Capline does not connect to Cushing, it could divert crude oil that would otherwise flow through Cushing.

In addition to the effect that a reduction in transportation bottlenecks has had on the Brent-WTI spread, the spread between the Brent price and the price of U.S. domestic crude production has also been affected by the 2015 lifting of the U.S. ban on crude oil exports introduced in the 1970’s. U.S. oil exports began to rise soon after the ban was lifted. This provided an outlet for U.S. oil and has helped to limit oversupplies of inventory. In November 2019, EIA reported that the U.S. exported an all-time high of 12.8 million barrels per day of oil production in that month and that in September 2019, the U.S. exported more petroleum products than it imported in a one-month period for the first time since EIA began keeping records in 1949. Moreover, EIA reported that in 2019 the U.S. briefly surpassed Saudi Arabia and Russia to become the world’s largest oil exporter.

•

The amount and value of reserves attributable to the Trust, the estimated life of the Trust, estimates of future net revenues and estimates of the present value of future net revenues fluctuate based on the WTI Price, among other factors. WTI Prices may be below the “break-even” point for daily royalty calculations.

As discussed above under “THE ROYALTY INTEREST” in Item 1, revenues to the Trust are calculated daily by BP Alaska using the WTI price, production tax, and other variables as prescribed by the Conveyance applicable on that specific day. On January 1, 2020, the “break-even” WTI price (at which all taxes and prescribed deductions are equal to the WTI price) was $54.34.16 The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues calculated each day during the quarter. In the event that one or more daily calculations results in a negative amount, the total of such daily negative amounts during that calendar quarter would be subtracted from total daily positive amounts during such quarter to determine the royalty payment for such quarter, provided, that in no event will any quarterly royalty payment be less than zero.

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2020. As a result, any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

Based on the 2019 twelve-month average WTI Price of $55.69 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will continue through the year 2020, and would be zero in the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. Such changes could result in the termination of royalty payments prior to the end of 2020.

While energy price forecasts are highly uncertain, EIA, as noted above, forecasts that Brent crude oil spot prices will average approximately $61.25 per barrel in 2020 and WTI spot prices will average $55.71 per barrel in 2020. As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. WTI prices at the level forecast by EIA should, subject to the effect of the other prescribed variables, result in positive royalty payments to the Trust, if such prices actually constitute the 2020 twelve-month average WTI Price (that is, the unweighted arithmetic average of the WTI price on the first day of each month during the year). If the actual 2020 twelve-month average WTI Price is lower than forecast, this could result, subject to the effect of the other prescribed variables, in substantial decreases in the value and the estimated life of the Trust as calculated for such periods compared to the 2019 calculations set forth under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”. However, as previously noted, future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time.

It is increasingly likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. BP Alaska’s average net production of oil and condensate

[16]	The fixed Chargeable Cost increases specified in the Conveyance will impact the “break-even” price in future years.

allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2017, 2018 and 2019, and the Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. Unit holders thus are subject to the risk that cash distributions with respect to their Units may vary widely from quarter to quarter.

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

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In 2019, the pipeline’s average throughput decreased by approximately 18,000 barrels per day compared to 2018. This amounted to a 3.7 percent decrease. The 2019 throughput was the pipeline’s lowest annual daily average. 2019 was the second consecutive year of decreased throughput following two consecutive years of increases in 2016 and 2017. The 2016 and 2017 increases have been attributed to a combination of factors, such as better than expected performance from newer oil fields west of Prudhoe Bay, such as ConocoPhillips’ CD-5 development on the North Slope in the Colville River Unit (part of the Alpine Field and the first commercial oil development on Alaska Native lands within the boundaries of the National Petroleum Reserve-Alaska (“NPRA”) as discussed below) and the ability of oil companies to produce oil from mature fields like Prudhoe Bay more efficiently. Nevertheless, throughput for the last three years has averaged only 509,001 barrels per day. The pipeline was designed to carry much higher volumes of oil. In 2011, a study by Alyeska raised questions as to whether TAPS could continue in operation below a throughput level of approximately 300,000 barrels per day. A 2018 update of the 2011 low flow study details steps Alyeska is taking or plans to take – such as adding heat to maintain crude oil temperature within operating parameters - to mitigate the problems associated with slower oil flow through the pipeline. The EIA, which has forecast continued declining production from the North Slope, has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

Alaska’s Department of Revenue has also forecast that Alaska North Slope oil production will decline to an average of 492,000 barrels per day in the fiscal year that ends June 30, 2020, which is down from the 494,900 barrels per day produced in fiscal 2019. Production is expected to decline further through 2024 before subsequently increasing to 494,500 barrels per day by 2029, as recent discoveries in the North Slope begin production.

Among such discoveries is the oil in Smith Bay on Alaska’s northern coast announced by Caelus Energy LLC in October 2016. Smith Bay is expected to hold between 1.8 and 2.4 billion barrels of recoverable reserves. In March of 2017, a partnership between Spanish oil company Repsol and its U.S. partner, Armstrong Energy announced a significant oil discovery in a well known as Horseshoe in the Nanushuk formation located across the central and western portion of the North Slope. This discovery is near where Repsol-Armstrong had already found oil in 2014 and 2015 in a project known as the Pikka Unit. First production from the Pikka Unit is expected to begin by 2023 and is estimated to produce up to 120,000 barrels per day. Also in January 2017, ConocoPhillips announced a new oil discovery, known as Willow, located in the Greater Mooses Tooth Unit on ConocoPhillips’ leases in the northeastern portion of NPRA. According to ConocoPhillips, Willow could produce up to 130,000 barrels of oil per day, with production likely to begin in 2026. In addition, production at ConocoPhillip’s CD-5 development reached 37,000 barrels of oil per day in 2018, more than originally projected. ConocoPhillips also announced in October 2018 that it had begun production at its Greater Mooses Tooth 1 field (“GMT1”), which was the first development on federal lands in the NPRA. The field is projected to eventually produce up to 38,000 barrels per day. In October 2018, the Bureau of Land Management and the U.S. Army Corps of Engineers issued a Joint Record of Decision approving ConocoPhillips’ Greater Mooses Tooth 2 project (“GMT2”). GMT2 is located about 8 miles west of GMT1 in the NPRA and is expected to produce up to 35,000 to 40,000 barrels per day. The Horseshoe, Willow, Smith Bay and GMT discoveries are all located in the Nanushuk formation or the related Torok formation.

Another potential source of crude oil in Alaska lies in the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”). It is estimated that a 1.5-million-acre part of the coastal plain of ANWR known as the “1002 area” contains 11.8 billion barrels of potentially recoverable crude oil. A 40-year-old ban on energy development in the ANWR was removed when the Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA includes a provision that permits oil exploration and drilling in the 1002 area. An administration plan to hold an oil and gas lease sale in the ANWR before the end of 2019 did not take place because of certain procedural delays. The Trump administration also announced in January 2018 that it would allow new offshore oil and gas drilling in nearly all United States coastal waters, including the Arctic Ocean. However, in March 2019, a U.S District Court judge for the District of Alaska ruled that the executive order that removed the ban on oil and gas drilling in the Arctic Ocean and parts of the North Atlantic coast was unlawful.

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

It has long been considered that without a pipeline, extraction of natural gas from the Prudhoe Bay field on a large scale would not be economical. In October 2012, ExxonMobil, ConocoPhillips, BP and Calgary-based TransCanada Corporation (“TransCanada”) notified the Alaska Governor that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. This project contemplated building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquified natural gas (“LNG”) would be exported to Asia. It was contemplated that the project would also include natural gas processing facilities and a natural-gas export terminal.

In January 2014, it was announced that the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project and that ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project. At the end of 2016, it was announced that AGDC had concluded agreements with ExxonMobil, BP and ConocoPhillips to take over the leadership position in the Alaska LNG project. The Alaska LNG project, which AGDC has stated may cost approximately $43 billion, is currently in the federal regulatory phase. It is possible that FERC commissioners may vote on the project in early June 2020.

Unlike the Alaska LNG project, and inspired by Russia’s Yamal LNG, a new company, Qilak LNG, would forego transporting LNG via pipeline and proposes to ship LNG from the North Slope to Asian markets on ice-breaking tankers from Point Thomson. A feasibility study is scheduled to begin in 2020 with a final investing decision possible in 2021 or 2022. It is anticipated that shipments of LNG could start in the mid-2020s.

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

Any changes to the Production Tax Statutes in the future may also impact the amount of Production Taxes and, in turn, the amount of royalty payments. Whether or when any such changes may occur and the effect any such changes may have on the Per Barrel Royalty is unpredictable.17

The Production Tax Statutes can also have an impact on Royalty Production from the Prudhoe Bay field. For example, the 2007 amendments to the Production Tax Statutes (see “THE ROYALTY INTEREST – Production Taxes” in Item 1 above) may have accelerated the decline in production of oil and condensate from the Prudhoe Bay field to the extent that it caused BP Alaska and the other owners of working interests in the Prudhoe Bay Unit to reduce or defer investment in oil production infrastructure renewal, well development and implementation of new technology due to uncompetitive returns on investment in Alaska. The 2007 amendments, in addition to increasing the basic oil production tax rate and the progressivity factor, also eliminated or reduced many deductions and credits permitted under the 2006 amendments to the Production Tax Statutes. Due in part to the 2007 amendments, BP Alaska’s spending on production adding activity, adjusted for inflation, was flat to declining from 2008 through 2012. As noted under “THE ROYALTY INTEREST – Production Taxes” in Item 1 above, the 2013 amendments to the Production Tax Statutes were intended to encourage oil production and investment in Alaska’s oil industry by eliminating the monthly “progressivity” tax rate implemented by 2006 and 2007 amendments and adding a stair-step per-barrel tax credit for oil production. Due to the low oil price environment that has prevailed for much of the time since the 2013 amendments went into effect, and since the Prudhoe Bay field is a mature field, the impact of the 2013 amendments in terms of encouraging oil production and investment with respect to the Prudhoe Bay field is uncertain. However, it has been suggested that the 2013 amendments to the Production Tax Statutes provided the impetus for the series of recent Alaska oil discoveries discussed above.

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

[17]

A citizens’ ballot initiative that would raise production taxes on Alaska legacy fields, including Prudhoe, is on the brink of passing the threshold needed to get the initiative before Alaska voters. Depending on when the current Alaska Legislature session ends, the ballot initiative would appear on either the August Primary Election ballot or the November General Election ballot. The proposed ballot measure would raise production taxes by over 300%.

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

The Units are listed and traded on the New York Stock Exchange under the symbol BPT. The following table shows the high and low sales prices per Unit on the New York Stock Exchange and the cash distributions paid per Unit, for each calendar quarter in the two years ended December 31, 2019.

	High	Low	Distributions Per Unit
2018:
First Quarter	$27.95	$19.25	$1.230
Second Quarter	31.80	20.85	1.275
Third Quarter	34.60	26.75	1.408
Fourth Quarter	37.23	17.00	1.380

2019:
First Quarter	$28.00	$19.63	$1.003
Second Quarter	28.19	14.43	0.345
Third Quarter	16.58	7.30	0.551
Fourth Quarter	9.38	5.60	0.335

As of February 17, 2020, 21,400,000 Units were outstanding and were held by 238 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2019.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents in summary form selected financial information regarding the Trust.

	Year ended December 31
	2019	2018	2017	2016	2015
	(in thousands, except per Unit amounts)
Royalty revenues	$48,972	$114,369	$78,193	$44,917	$126,781
Interest income	35	34	11	2	—
Trust administration expenses	$(1,085)	$(1,121)	$(1,165)	$(1,298)	$(1,320)

Cash earnings	$47,922	$113,282	$77,039	$43,621	$125,461

Cash distributions	$47,802	$113,263	$77,031	$43,619	$125,461

Cash distributions per unit	$2.234	$5.293	$3.600	$2.038	$5.863

	2019	2018	2017	2016	2015
Trust corpus	$898	$692	$785	$786	$750
Total assets	$1,151	$1,031	$1,012	$1,004	$1,002
Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000	21,400,000

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since 1999, the Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. As noted above under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves”, on December 19, 2018, the Trust issued a press release to announce that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust

Agreement. Commencing with the distribution to Unit holders payable in April, 2019, the Trustee began withholding the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $270,000. The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds.

The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipates that it will keep this cash reserve program in place until termination of the Trust. The Trust believes current cash reserves are sufficient to pay approximately one year’s current and expected liabilities of the Trust, given that, if the current WTI pricing environment continues through 2020, the Trust may not receive royalty payments during the remaining quarters of 2020.

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

When BP Alaska’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. BP Alaska’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2017, 2018 and 2019. The Trustee has been advised that BP Alaska expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2018 and 2019, WTI Prices have been above the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2020 will depend on WTI Prices prevailing during the remainder of the year.

As discussed above in Item 1A “RISK FACTORS”, it is possible that global oil prices could remain at current or lower levels for a significant period. As also discussed above in Item 1A “RISK FACTORS”, on January 1, 2020, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $54.34. From the beginning of the first quarter of 2020 through February 27, 2020, the WTI crude oil spot price fluctuated between a high of $63.27 per barrel on January 6, 2020 and a low of $47.09 per barrel on February 27, 2020. The quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments could decline significantly, and could in fact be zero.

2019 compared to 2018

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

		Increase (decrease)
	12 Months Ended 9/30/2019	Amount	Percent	12 Months Ended 9/30/2018
	(Dollars per barrel)
Average WTI Price	$57.48	$(6.49)	(10.1)	$63.97
Adjusted Chargeable Costs	$44.70	$7.55	20.3	$37.15
Average Production Taxes	$1.99	$(0.35)	(15.0)	$2.34
Average Per Barrel Royalty	$10.79	$(13.69)	(55.9)	$24.48
Average net royalty production (mb/d)	73.8	(4.5)	(5.7)	78.3

Average WTI prices during the twelve months ended September 30, 2019 decreased by approximately 10 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $70.72 during the first month of the period in October 2018 to a low of $48.82 at the end of December 2018. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $20.00 in calendar 2018 to $23.75 in calendar 2019, resulted in the 20 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2019. The decrease in the average Per Barrel Royalty for the period resulted primarily from the decrease in WTI prices and the increase in Adjusted Chargeable Costs. This decrease was modestly offset by the decline in Production Taxes, which remained historically low for the twelve months ended September 30, 2019 because Production Taxes during the period were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

The decrease in the average net production from the 1989 Working Interests between the two periods was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2019	Amount	Percent	Year Ended 12/31/2018
	(Dollars in thousands)
Royalty revenues	$48,972	$(63,397)	(57.2)	$114,369
Cash earnings	$47,922	$(65,360)	(57.7)	$113,282
Cash distributions	$47,802	$(65,461)	(57.8)	$113,263
Administrative expenses	$(1,085)	$(36)	(3.2)	$1,121
Trust corpus at year end	$898	$206	29.8	$692

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the substantial decline in the average Per Barrel Royalty as a result of the lower average WTI Price, the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during 2019 compared to 2018. The decrease in administrative expenses reflects lower overall costs of supplies and services and timing differences in accruals of expenses. The increase in the Trust corpus reflects the decrease in accrued expenses for the period.

2018 compared to 2017

		Increase (decrease)
	12 Months Ended 9/30/2018	Amount	Percent	12 Months Ended 9/30/2017
	(Dollars per barrel)
Average WTI Price	$63.97	$14.57	29.5	$49.40
Adjusted Chargeable Costs	$37.15	$4.9	15.2	$32.25
Average Production Taxes	$2.34	$0.66	39.2	$1.68
Average Per Barrel Royalty	$24.48	$8.99	58.0	$15.49
Average net royalty production (mb/d)	78.3	(6.5)	(7.7)	84.8

Average WTI prices during the twelve months ended September 30, 2018 increased significantly compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a low of $51.58 during the first month of the period in October 2017 to a high of $70.92 during July 2018. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $17.20 in calendar 2017 to $20.00 in calendar 2018, resulted in the increase in Adjusted Chargeable Costs during the twelve month ended September 30, 2018. The increase in the average Per Barrel Royalty for the period resulted primarily from the rise in WTI prices. This increase was partially offset by the increase in Production Taxes. Although the nearly 40 percent increase in Production Taxes resulted from the increase in WTI price between the two periods, Production Taxes remained historically low for the twelve months ended September 30, 2018 because Production Taxes for the first three quarters during the period were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements in Item 8 below.

The decrease in the average net production from the 1989 Working Interests between the two periods was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

		Increase (decrease)
	Year Ended 12/31/2018	Amount	Percent	Year Ended 12/31/2017
	(Dollars in thousands)
Royalty revenues	$114,369	$36,176	46.3	$78,193
Cash earnings	$113,282	$36,243	47.0	$77,039
Cash distributions	$113,263	$36,232	47.0	$77,031
Administrative expenses	$1,121	$(44)	(3.8)	$1,165
Trust corpus at year end	$691	$(94)	(12.0)	$785

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2019 and 2018, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2019 and 2018, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2019, in conformity with the modified cash basis of accounting described in note 2 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2019 and 2018, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those financial statements.

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

(signed) KPMG LLP

Dallas, Texas

March 2, 2020

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (Note 2)	$1,151	$1,031

Total assets	$1,151	$1,031

Liabilities and Trust Corpus
Accrued expenses	$253	$339
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	898	692

Total liabilities and trust corpus	$1,151	$1,031

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except unit data)

	Year Ended December 31,
	2019	2018	2017
Royalty revenues	$48,972	$114,369	$78,193
Interest income	35	34	11
Less: Trust administrative expenses	(1,085)	(1,121)	(1,165)

Cash earnings	$47,922	$113,282	$77,039

Cash distributions	$47,802	$113,263	$77,031

Cash distributions per unit	$2.234	$5.293	$3.600

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Trust corpus at beginning of year	$692	$785	$786
Cash earnings	47,922	113,282	77,039
(Increase) decrease in accrued expenses	86	(112)	(9)
Cash distributions	(47,802)	(113,263)	(77,031)

Trust corpus at end of year	$898	$692	$785

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2019

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

(Prepared on a modified cash basis)

December 31, 2019

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2019 and 2018, and the modified cash earning and distributions and changes in Trust corpus for the years ended December 31, 2019, 2018 and 2017. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2019 and 2018, cash equivalents which represent the cash reserve consist of cash accounts and U.S. Treasury Bills with original maturities of ninety days or less.

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

(Prepared on a modified cash basis)

December 31, 2019

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2019

(6)	Royalty Revenue Adjustments

Certain royalty payments received by the Trust in 2019, 2018 and 2017 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	2019 Payments Received
	January	April	July	October
Royalty payment as calculated	$21,361	$7,732	$12,152	$7,291
Adjustment for underpayment, plus accrued interest	398	16	12	10

Net payment received	$21,759	$7,748	$12,164	$7,301

	2018 Payments Received
	January	April	July	October
Royalty payment as calculated	$26,520	$27,610	$30,427	$29,305
Adjustment for underpayment, plus accrued interest	19	1	65	422

Net payment received	$26,539	$27,611	$30,492	$29,727

	2017 Payments Received
	January	April	July	October
Royalty payment as calculated	$21,475	$23,814	$18,230	$14,627
Adjustment for underpayment, plus accrued interest	7	—	—	40

Net payment received	$21,482	$23,814	$18,230	$14,667

(7)	Subsequent Event

In January 2020, the Trust received a payment of $9,336,990 from BP Alaska. This payment consisted of $9,321,400, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2019, plus $15,590, representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the royalty payment due with respect to the quarter ended September 30, 2019. On January 21, 2020, after deducting Trust administrative expenses and $33,750 to increase existing cash reserves, the Trustee distributed $9,078,734 to Unit holders of record on January 17, 2020.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2019

Subsequent events have been evaluated through the date these financial statements are issued.

(8)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands, except unit data):

	2019 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$21,759	$7,748	$12,164	$7,301
Interest income	9	10	8	8
Trust administrative expenses	(326)	(312)	(341)	(106)

Cash earnings	$21,442	$7,446	$11,831	$7,203

Cash distributions	$21,463	$7,381	$11,793	$7,165

Cash distributions per unit	$1.0029	$0.3449	$0.5511	$0.3348

	2018 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$26,539	$27,611	$30,492	$29,727
Interest income	6	11	8	9
Trust administrative expenses	(215)	(407)	(297)	(202)

Cash earnings	$26,330	$27,215	$30,203	$29,534

Cash distributions	$26,325	$27,282	$30,122	$29,534

Cash distributions per unit	$1.2302	$1.2748	$1.4076	$1.3800

	2017 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$21,482	$23,814	$18,230	$14,667
Interest income	2	3	3	3
Trust administrative expenses	(206)	(311)	(406)	(242)

Cash earnings	$21,278	$23,506	$17,827	$14,428

Cash distributions	$21,277	$23,504	$17,825	$14,425

Cash distributions per unit	$0.9943	$1.0983	$0.8329	$0.6745

(9)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)

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

(Prepared on a modified cash basis)

December 31, 2019

based on reserve estimates prepared by BP Alaska. BP Alaska’s reserve estimates are believed to be reasonable and consistent with presently known physical data concerning the size and character of the Prudhoe Bay field.

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2019 ($55.69 per barrel), 2018 ($65.56 per barrel) and 2017 ($51.34 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2019, 2018 and 2017, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI prices for 2019, 2018 and 2017, were estimated to be 4.465, 15.772 and 9.070 million barrels, respectively (of which 4.394, 15.638 and 9.047 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2019, 2018 and 2017, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Prices for 2019, 2018 and 2017 of $55.69, $65.56 and $51.34 per barrel, respectively, were as follows (in thousands):

	December 31,
	2019	2018	2017
Future cash inflows	$5,785	$154,662	$73,823
10% annual discount for estimated timing of cash flows	(269)	(16,121)	(5,147)

Standardized measure of discounted future net cash flow (a)	$5,516	$138,541	$68,676

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2019

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2019	2018	2017
Net changes in prices and production costs	$(109,850)	$176,825	$90,114
Net change in production taxes	5,437	(5,029)	(2,973)
Other	52	845	58

	(104,361)	172,641	87,199
Royalty revenues received (b)	(36,550)	(109,588)	(83,250)
Accretion of discount	7,886	6,812	5,541

Net increase (decrease) during the year	$(133,025)	$69,865	$9,490

(b)	For the purpose of this calculation, royalty income received for 2019, 2018 and 2017 includes the following (in thousands):

Period October 1, 2019 through December 31, 2019	$9,337
Period October 1, 2018 through December 31, 2018	$21,759
Period October 1, 2017 through December 31, 2017	$26,539

The above royalty income was received by the Trust in January 2020, 2019 and 2018, respectively.

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:
December 31, 2016	9,376
Revisions of previous estimates (1)	4,617
Production	(4,923)

December 31, 2017	9,070
Revisions of previous estimates (2)	11,311
Production	(4,609)

December 31, 2018	15,772
Revisions of previous estimates (3)	(6,916)
Production	(4,391)

December 31, 2019	4,465
Proved developed reserves (thousands of barrels) as of:
December 31, 2017	9,047
December 31, 2018	15,638
December 31, 2019	4,394

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2019

Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2017	23
December 31, 2018	134
December 31, 2019	71

(1)

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

(2)

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

(3)

The negative revision in year-end 2019 reserves reflects a decrease in the WTI Price from $65.56 per barrel for 2018 $55.69 per barrel for 2019 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2018 and 2019, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2028. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. Under the economic conditions and production forecast at year end 2018, the per-barrel royalty was forecast to be zero following the year 2022. Under the economic conditions and production forecast at year end 2019, the per-barrel royalty was forecast to be zero following the year 2020. This decrease in economic life from year-end 2018 to year-end 2019 results in a negative revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2019.

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

As of the end of calendar year 2019, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on BP Alaska, and that BP Alaska has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2019.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full above on page 43.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31, 2019 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2017	$234,716	—
2018	$223,755	—
2019	$213,378	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of February 24, 2020, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2019, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See Item 11 above.

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2019 and 2018 are:

	2019	2018
Audit	$196,500	$193,100
Audit related	24,500	24,000
Tax	221,000	220,000
Other	—	—

	$442,000	$437,100

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2019 and 2018

Statements of Cash Earnings and Distributions for the years ended December 31, 2019, 2018 and 2017

Statements of Changes in Trust Corpus for the years ended December 31, 2019, 2018 and 2017

Notes to Financial Statements

(b)	FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted because they are either not applicable, not required or the information is set forth in the financial statements or notes thereto.

(c)	EXHIBITS

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 21, 2020.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

March 2, 2020

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.