Form 10-Q
period 2020-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2020-05-11
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large Accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

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

As of May 11, 2020, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	March 31, 2020	December 31, 2019

Assets

Cash and cash equivalents (Note 2)	$1,164	$1,151

Total assets	$1,164	$1,151

Liabilities and Trust Corpus

Accrued expenses	$689	$253
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	475	898

Total liabilities and trust corpus	$1,164	$1,151

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2020	2019
Royalty revenues	$9,337	$21,759
Interest income	7	9
Less: Trust administrative expenses	(253)	(326)

Cash earnings	$9,091	$21,442

Cash distributions	$9,078	$21,463

Cash distributions per unit	$0.4242	$1.0029

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019

Trust corpus at beginning of period	$898	$692
Cash earnings	9,091	21,442
Decrease (increase) in accrued expenses	(436)	27
Cash distributions	(9,078)	(21,463)

Trust corpus at end of period	$475	$698

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

March 31, 2020

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

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

March 31, 2020

the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events constituting “Force Majeure”, as defined in the Trust Agreement).1

(2)	Impact of COVID-19 Pandemic and Liquidity

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. As discussed in note 7, there was no royalty payment received by the Trust in April 2020 for the quarter ended March 31, 2020. If oil prices remain depressed and at current levels, which are below the “break-even” WTI price of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production, the Trust’s operations will continue to be adversely impacted.

In order to ensure that the Trust has the ability to pay future expenses, the Trust established a cash reserve account, which is intended to be sufficient to pay approximately one year’s current and expected liabilities and expenses of the Trust. If the Trust does not receive additional royalty payments during the remainder of 2020 or in the first quarter of 2021, the

1 “Force Majeure” is defined in Section 9.01 of the Trust Agreement to mean the following:

(i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics [emphasis added]; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or

(ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of the Company.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

March 31, 2020

Trust’s ability to meet its obligations would be adversely affected, which raises substantial doubt about its ability to continue as a going concern. As noted above, as a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

(3)	Basis of Accounting

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2020 and December 31, 2019, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2020 and 2019. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2020 and December 31, 2019, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the differences could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

March 31, 2020

(4)	Royalty Interest

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

(5)	Income Taxes

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

(6)	Alaska Oil and Gas Production Tax

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

March 31, 2020

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

(7)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2020 and 2019 were adjusted by BP Alaska to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

March 31, 2020

	Payments Received (In Thousands)
	Jan. 2020	Jan. 2019
Royalty payment as calculated	$9,321	$21,361
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16	398

Total payment received	$9,337	$21,759

(8)	Subsequent Event

There was no royalty payment received by the Trust in April 2020 for the quarter ended March 31, 2020. Moreover, it was determined that, due to a slight over estimation of December 2019’s production volume included in the 2019 fourth quarter royalty payment calculation, there had been an overpayment by BP Alaska of $66,354.10 with respect to the 2019 fourth quarter royalty payment. This overpayment would be recovered by BP Alaska in one or more future quarters with a sufficient positive royalty payment. In the event that there are no future, or insufficient, positive payments, it is expected that BP Alaska would explore other options it may have under the Trust Agreement, the Conveyance or otherwise to recover the amount of the 2019 fourth quarter overpayment.

As provided in the Trust Agreement of the Trust, the quarterly royalty payment by BP Alaska to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. The amount of such revenues is obtained by multiplying Royalty Production for each day in the calendar quarter by the Per Barrel Royalty for that day. Pursuant to the Trust Agreement, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. As discussed in Item 1A “RISK FACTORS”, of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, on January 1, 2020, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $54.34. As a result of the decline in oil prices during the first quarter of 2020, the daily WTI price was below the “break-even” point for each day of the quarter after January 23, 2020, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement

This report contains forward looking statements (that is, statements anticipating future events or conditions and not statements of historical fact). Words such as “anticipate,” “expect,” “believe,” “intend,” “plan” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. Currently, the most significant of such risks and uncertainties relate to the COVID-19 pandemic, which has caused a global slowdown of economic activity (including decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. The severity, magnitude and duration of the impact that the COVID-19 pandemic will continue to have on the world economy are uncertain, rapidly changing and difficult to predict. Among other risks and uncertainties are: future changes in oil prices; oil production levels; economic activity; domestic and international political events and developments; legislation and regulation; and certain changes in expenses of the Trust.

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of material risks known to the Trustee that could affect the future performance of the Trust appear in Item 1A, “Risk Factors,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2019 Annual Report and in this report may not occur or may transpire differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. (See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2019 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2019 Annual Report for information concerning the estimated future net revenues of the Trust.) However, the Trustee has a limited power to borrow, establish a cash reserve, or dispose of all or part of the Trust Estate, under limited circumstances pursuant to the terms of the Trust Agreement. See the discussion under “THE TRUST” in Part I, Item 1 of the 2019 Annual Report.

Since 1999, the Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. As noted under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item I and “Liquidity and Capital Resources” in Part II, Item 7 of the 2019 Annual Report, on December 19, 2018, the Trust issued a press release to announce that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust Agreement. Commencing with the distribution to Unit holders payable in April 2019, the Trustee began withholding the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $270,000.2 The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds (to the extent available) to build the cash reserve at any time, without advance notice to the Unit holders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds.

The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any. The Trustee anticipated keeping this cash reserve program in place until termination of the Trust. However, if there are no future positive quarterly distributions, funds in the cash reserve account are not expected to be sufficient to last until the technical termination of the Trust, which, unless terminated sooner upon a vote of holders of not less than 60% of the outstanding Trust Units, would occur at such time as net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year, subject to the exception noted above in footnote 1 to note 2 of the Notes to Financial Statements.

Amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

As discussed under “CERTAIN TAX CONSIDERATIONS” in Part I, Item 1 of the 2019 Annual Report, amounts received by the Trust as quarterly distributions are income to the holders of the Units (as are any earnings on investment of the cash reserve) and must be reported by the holders of the Units, even if such amounts are used by the Trustee to repay borrowings or replenish the cash reserve and are not received by the holders of the Units.

2 Because no royalty payment was received by the Trust in April 2020 for the quarter ended March 31, 2020, funds were drawn from the cash reserve account to pay Trust expenses and no funds were added to the cash reserve with respect to that quarter.

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

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2019 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month periods ended March 31, 2020 and 2019, respectively, are attributable to BP Alaska’s operations during the three-month periods ended December 31, 2019 and 2018, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January 2020 and 2019 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2020	12/31/2019	$57.02	$23.75	1.9805	$47.04	$1.96	$8.02	77.0
Jan 2019	12/31/2018	$58.82	$20.00	1.9407	$38.81	$2.04	$17.94	78.7

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2020 and 2019 were adjusted by BP Alaska to compensate for the underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2019 and December 31, 2018, respectively. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2020 and 2019 reflect the amount of the adjustments with respect to the earlier fiscal periods.

Three Months Ended March 31, 2020 Compared to

Three Months Ended March 31, 2019

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the fourth quarter of 2019 to the fourth quarter of 2018 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the first quarter of 2020 and 2019.

		Increase (decrease)
	3 Months Ended 12/31/2019	Amount	Percent	3 Months Ended 12/31/2018
Average WTI Price	$57.02	($1.80)	(3.1)	$58.82
Adjusted Chargeable Costs	$47.04	$8.23	21.2	$38.81
Average Production Taxes	$1.96	($0.08)	(3.9)	$2.04
Average Per Barrel Royalty	$8.02	($9.92)	(55.3)	$17.94
Average net production (mb/d)	77.0	(1.7)	(2.2)	78.7

The average WTI price for the fourth quarter of 2019 was down more than 3 percent compared to the 2018 fourth quarter WTI price. As a result of this decrease, together with the 21 percent increase in Adjusted Chargeable Cost, average Per Barrel Royalty for the period declined more than 55 percent from the year earlier reporting period. The increase in the Adjusted Chargeable Cost was a result of the scheduled annual increase in Chargeable Costs from $20.00 in 2018 to $23.75 in 2019. Production Taxes for the period remained historically low because, as with each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interests for the two reporting periods declined by 2.2 percent. This was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first quarters of 2019 and of 2020 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 3/31/2020	Amount	Percent	3 Months Ended 3/31/2019
	(Dollar amounts in thousands)
Royalty revenues	$9,337	($12,422)	(57.1)	$21,759
Cash earnings	$9,091	($12,351)	(57.6)	$21,442
Cash distributions	$9,078	($12,385)	(57.7)	$21,463
Administrative expenses	$253	($73)	(22.4)	$326

The 3 percent decrease in WTI price in the fourth quarter of 2019 compared to the fourth quarter of 2018, together with the increase in Adjusted Chargeable Costs for the fourth quarter of 2019 compared to the fourth quarter of 2018, resulted in period-to-period decreases in royalty revenues, cash earnings and cash distributions. The decrease in administrative expenses reflects the timing differences in accruals of expenses.

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

In December 2019, a novel strain of coronavirus, or COVID-19, surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19, the pandemic has resulted in significant economic contraction. The oil industry, in particular, has been substantially disrupted, both domestically and internationally, by the COVID-19 pandemic, which has caused significant changes in energy fuel supply and demand. As a result, WTI prices fell from around $61 per barrel at the beginning of 2020 to below $14 per barrel on April 22, 2020, before recovering somewhat to end just under $22 per barrel on May 4, 2020. Due to this precipitous decline, the current WTI price remains far below the price required to reach the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on April 7, 2020, that WTI prices will average $29.34 per barrel in 2020 and $41.12 per barrel in 2021. Should these forecast WTI prices prevail, it is very unlikely that the Trust would receive a positive Per Barrel Royalty with respect to any day’s production during that period.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item	3. Defaults Upon Senior Securities.

None.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

(a) Reference is made to Note 7 of Notes to Financial Statements (Unaudited) in Part I, Item 1 (Form 8-K, Item 8.01).

(b) Not applicable.

Item	6. Exhibits.

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a)/15d-14(a) Certifications.

32*	Section 1350 Certification.

99	Report of Miller and Lents, Ltd., dated February 21, 2020. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (File No. 1-10243).

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers

Elaina C. Rodgers
Vice President

Date: May 11, 2020

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.