Form 10-Q
period 2020-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2020-08-10
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (Note 2)	$479	$1,151

Total assets	$479	$1,151

Liabilities and Trust Corpus
Accrued expenses	$288	$253
Royalty deposit liability (Note 8)	67	—
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	124	898

Total liabilities and trust corpus	$479	$1,151

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty revenues	$(67)	$7,748	$9,270	$29,507
Interest income	4	10	11	19
Less: Trust administrative expenses	(689)	(312)	(942)	(638)

Cash earnings (loss)	$(752)	$7,446	$8,339	$28,888

Cash distributions	$—	$7,381	$9,078	$28,844

Cash distributions per unit	$—	$0.3449	$0.4242	$1.3479

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Trust corpus at beginning of period	$475	$698	$898	$692
Cash earnings (loss)	(752)	7,446	8,339	28,888
Decrease (increase) in accrued expenses	401	(29)	(35)	(2)
Cash distributions	—	(7,381)	(9,078)	(28,844)

Trust corpus at end of period	$124	$734	$124	$734

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

June 30, 2020

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”)1, The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from HNS’s working interests as of February 28, 1989 in the Prudhoe Bay field situated on the North Slope of Alaska (the “1989 Working Interests”). Trust Unit holders are subject to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest and that guarantee remains in place with respect the performance of HNS of such payment obligations.

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

[1]

As noted in the Trust’s Current Report on Form 8-K dated July 6, 2020, on July 1, 2020, BP p.l.c. (“BP”) announced the completion of the “upstream” part of its planned $5.6 billion sale of assets and operations in Alaska to Hilcorp Alaska, including the transfer of leases in the Prudhoe Bay oil field and Point Thomson gas field. The completed portion of the sale also includes the previously announced acquisition by Hilcorp Alaska of BP’s interest in BP Alaska, that owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field). The sale involving BP’s “midstream” assets, including its interest in the Trans Alaska Pipeline System (TAPS), remains subject to Alaska state regulatory review, which is expected to be completed in September 2020. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to “Hilcorp North Slope, LLC”.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

June 30, 2020

The Per Barrel Royalty in effect for any day is equal to the price of West Texas Intermediate crude oil (the “WTI Price”) for that day less scheduled Chargeable Costs (adjusted for inflation) and Production Taxes (based on statutory rates then in effect).

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses, in the month succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events constituting “Force Majeure”, as defined in the Trust Agreement).2

(2)	Impact of COVID-19 Pandemic and Liquidity

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and has since spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns further exacerbated by the price war among members of the Organization of Petroleum Exporting Countries and other non-OPEC producer nations during the first quarter 2020 and global storage considerations. There was no royalty payment received by the Trust in April 2020 for the quarter ended March 31, 2020 or in July 2020 for the quarter ended June 30, 2020. If oil prices remain depressed and at current levels, which are below the “break-even” WTI price of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production, the Trust’s operations will continue to be adversely impacted.

[2]	“Force Majeure” is defined in Section 9.01 of the Trust Agreement to mean the following:

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

June 30, 2020

In order to ensure that the Trust has the ability to pay future expenses, the Trust established a cash reserve account, which is intended to be sufficient to pay approximately one year’s current and expected liabilities and expenses of the Trust. If the Trust does not receive additional royalty payments during the remainder of 2020 or in the first quarter of 2021, the Trust’s ability to meet its obligations would be adversely affected, which raises substantial doubt about its ability to continue as a going concern. As noted above, as a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2020 and December 31, 2019, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2020 and 2019. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2020 and December 31, 2019, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

June 30, 2020

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

June 30, 2020

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

June 30, 2020

	Payments Received (In Thousands)
	Jan. 2020	Apr. 2019	Jan. 2019
Royalty payment as calculated	$9,321	$7,732	$21,361
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16	16	398

Total payment received	$9,337	$7,748	$21,759

(8)	Subsequent Event

There was no royalty payment received by the Trust in July 2020 for the quarter ended June 30, 2020. Moreover, as noted in Note 8 of Notes to Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements” of the Trust’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, it was determined in that, due to a slight over estimation of December 2019’s production volume included in the 2019 fourth quarter royalty payment calculation, there was an overpayment by BP Alaska of $66,899, including interest through June 30, 2020, with respect to the 2019 fourth quarter royalty payment. This overpayment would be recovered by HNS in one or more future quarters with a sufficient positive royalty payment. In the event that there are no future, or insufficient, positive payments, it is expected that HNS would explore other options it may have under the Trust Agreement, the Conveyance or otherwise to recover the amount of the 2019 fourth quarter overpayment.

As provided in the Trust Agreement of the Trust, the quarterly royalty payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. The amount of such revenues is obtained by multiplying Royalty Production for each day in the calendar quarter by the Per Barrel Royalty for that day. Pursuant to the Trust Agreement, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. As discussed in Item 1A “RISK FACTORS”, of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, on January 1, 2020, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $54.34. As a result of the decline i oil prices during the first and second quarters of 202, the daily WTI price was below the “break-even” point for each day of the quarters after January 23, 2020, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

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

Since 1999, the Trustee has maintained a $1,000,000 cash reserve to provide liquidity to the Trust during any future periods in which the Trust does not receive a distribution. As noted under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item I of the 2019 Annual Report, on December 19, 2018, the Trust issued a press release to announce that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust, as permitted by the Trust Agreement. Commencing with the distribution to Unit holders payable in April, 2019, the Trustee intends to withhold the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves by a total of approximately $270,000.3 The Trustee may increase or decrease the targeted amount at any time, and may increase or decrease the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds.

The Trustee will draw funds from the cash reserve account during any quarter in which the quarterly distribution received by the Trust does not exceed the liabilities and expenses of the Trust, and will replenish the reserve from future quarterly distributions, if any.4 The Trustee anticipated keeping this cash reserve program in place until termination of the Trust. However, if there are no future positive quarterly distributions, funds in the cash reserve account are not expected to be sufficient to last until the technical termination of the Trust, which, unless terminated sooner upon a vote of holders of not less than 60% of the outstanding Trust Units, would occur at such time as net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year, subject to the exception noted above in footnote 2.

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

[3]

Because no royalty payment was received by the Trust in April 2020 for the quarter ended March 31, 2020 or in July 2020 for the quarter ended June 30, no funds were added to the cash reserve with respect to those quarters.

[4]	The Trustee drew on the cash reserves to pay expenses of the Trust for the first and second quarters of 2020.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three-month and six-month periods ended June 30, 2020 and 2019, respectively, are attributable to BP Alaska’s operations during the three and six-month periods ended March 31, 2020 and 2019, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January and April 2020 and 2019, respectively (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by BP Alaska.

Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Apr 2020 Jan 2020	03/31/2020 12/31/2019		$46.35 55.20	$ $	26.50 23.75	1.992 1.981	$ $	52.78 47.04	$ $	1.54 1.96	$ $	0.00 8.02	77.4 77.0
Apr 2019 Jan 2019	03/31/2019 12/31/2018	$ $	54.87 58.82	$ $	23.75 20.00	1.946 1.941	$ $	46.23 38.81	$ $	1.88 2.04	$ $	6.77 17.94	77.4 78.7

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

The Quarterly Distributions received by the Trust from BP Alaska in January 2020 and 2019 were adjusted by BP Alaska to compensate for the underpayment of royalties due to the Trust with respect to the quarters ended December 31, 2019 and December 31, 2018, respectively. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three and six-month periods ended June 30, 2020 and 2019 reflect the amount of the adjustments with respect to the earlier fiscal periods.

Three Months Ended June 30, 2020 Compared to

Three Months Ended June 30, 2019

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The first of the following two tables shows the changes from the first quarter of 2019 to the first quarter of 2020 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the second quarters of 2019 and 2020. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the second quarter of 2019 to the second quarter of 2020.

		Increase (decrease)
	3 Months Ended 3/31/2020	Amount	Percent	3 Months Ended 3/31/2019
Average WTI Price	$46.35	($8.52)	(15.5)	$54.87
Adjusted Chargeable Costs	$52.78	$6.55	14.2	$46.23
Average Production Taxes	$1.54	($0.34)	(18.1)	$1.88
Average Per Barrel Royalty	$0.00	($6.77)	(100.0)	$6.77
Average net production (mb/d)	77.4	($0.0)	0.0	77.4

The impact of the COVID-19 pandemic on the world economy led to a sudden decrease in oil prices in the first quarter of 2020, with average WTI price falling more than 15 percent compared to the levels for the first quarter of 2019. As a result of this decrease and the 14 percent increase in Adjusted Chargeable Cost that resulted from the scheduled annual increase in Chargeable Costs from $23.75 in 2019 to $26.50 in 2020, the total daily Per Barrel Royalty for the quarter resulted in a negative value. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. See Note 8 of Notes to Financial Statements (Unaudited) in Item 1 above. The 18 percent decrease in

Production Taxes for the quarter reflects the decrease in WTI price for the period. Production Taxes remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods remained identical, notwithstanding the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the second quarters of 2019 and 2020 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 6/30/2020	Amount	Percent	3 Months Ended 6/30/2019
	(Dollar amounts in thousands)
Royalty revenues	$(67)	($7,815)	(100.9)	$7,748
Cash earnings (loss)	($752)	($8,198)	(110.1)	$7,446
Cash distributions	$0	($7,381)	(100.0)	$7,381
Administrative expenses	$689	$377	120.8	$312

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the first quarter of 2020 compared to the first quarter of 2019, as well as the increase in Adjusted Chargeable Costs noted in connection with preceding table. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

Six Months Ended June 30, 2020 Compared to

Six Months Ended June 30, 2019

Trust royalty revenues received during the first six months of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the six months ended March 31, 2019 to the six months ended March 31, 2020 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the six months ended June 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first six months of 2019 to the first six months of 2020.

		Increase (decrease)
	6 Months Ended 3/31/2020	Amount	Percent	6 Months Ended 3/31/2019
Average WTI Price	$50.78	($6.09)	(10.7)	$56.87
Adjusted Chargeable Costs	$49.91	$7.39	17.4	$42.52
Average Production Taxes	$1.75	($0.17)	(8.9)	$1.92
Average Per Barrel Royalty	$8.02	($4.34)	(35.1)	$12.36
Average net production (mb/d)	77.2	(0.9)	(1.2)	78.1

The sharp decrease in the average Per Barrel Royalty for the period resulted from the negative value of the total daily Per Barrel Royalty for the first quarter of 2020. This negative value was due to the significant decrease in WTI prices and the large increase in Adjusted Chargeable Costs for the first quarter of 2020. As noted above, the increase in Adjusted Chargeable Costs resulted from the scheduled increase in Chargeable Costs from $23.75 in 2019 to $26.50 in 2020.

The modest decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the first and second quarters of 2019 and 2020 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	6 Months Ended 6/30/2020	Amount	Percent	6 Months Ended 6/30/2019
	(Dollar amounts in thousands)
Royalty revenues	$9,270	($20,237)	(68.6)	$29,507
Cash earnings	$8,339	($20,549)	(71.1)	$28,888
Cash distributions	$9,078	($19,766)	(68.5)	$28,844
Administrative expenses	$942	$304	47.6	$638

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the six month period ended March 31, 2020 compared to the six month period ended March 31, 2019, as well as the increase in Adjusted Chargeable Costs in the first quarter of 2020. The increase in administrative expenses reflects higher overall costs of supplies and services and timing differences in accruals of expenses.

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

Under the terms of the Trust Agreement and the Conveyance, HNS, beginning with the third quarter of 2020, has, significant disclosure and reporting obligations to the Trust. BP Alaska was, and HNS will be, required to provide the Trust such information concerning the Royalty Interest as the Trustee may need and to which BP Alaska had, and HNS has, access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are listed. These reporting obligations include furnishing the Trust a report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, HNS’s, as applicable, estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves and the assumptions utilized in arriving at the estimates contained in the report.

In addition, the Conveyance gives the Trust certain rights to inspect the books and records of BP Alaska and discuss the affairs, finances and accounts of HNS relating to the 1989 Working Interests with representatives of HNS; it also requires HNS to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which HNS has access.

The Trustee’s disclosure controls and procedures include ensuring that the Trust receives the information and reports that HNS is required to furnish to the Trust on a timely basis, that the appropriate responsible personnel of the Trustee examine such information and reports, and that information requested from and provided by HNS is included in the reports that the Trust files or submits under the Exchange Act.

As of the end of the period covered by this report, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on HNS, and that HNS has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The trust officers concluded the Trust’s disclosure controls and procedures are effective.5

[5]

All information for purposes of this quarterly report was provided to the Trustee by BP Alaska prior to the completion of BP’s sale of the “upstream” part of its planned $5.6 billion sale of assets and operations in Alaska to Hilcorp Alaska noted above in footnote 1.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19, the pandemic has resulted in significant economic contraction. The oil industry, in particular, has been substantially disrupted, both domestically and internationally, by the COVID-19 pandemic, which has caused significant changes in energy fuel supply and demand. As a result, WTI prices fell from around $61 per barrel at the beginning of 2020 to below $14 per barrel on April 22, 2020, before recovering somewhat to end just under $22 per barrel on May 4, 2020. Due to this precipitous decline, the current WTI price remains far below the price required to reach the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on July 7, 2020, that WTI prices will average approximately $38 per barrel in second half of 2020 and approximately $46 per barrel in 2021. Should these forecast WTI prices prevail, it is very unlikely that the Trust would receive a positive Per Barrel Royalty with respect to any day’s production during that period.

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

Date: August 10, 2020

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.