Form 10-Q
period 2020-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2020-11-09
CIK 850033

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, 21,400,000 Units of Beneficial Interest were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents (Note 2)	$191	$1,151

Total assets	$191	$1,151

Liabilities and Trust Corpus
Accrued expenses	$240	$253
Royalty deposit liability (Note 8)	67	—
Trust corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	(116)	898

Total liabilities and trust corpus	$191	$1,151

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings (Loss) and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Royalty revenues	$—	$12,164	$9,270	$41,671
Interest income	—	8	11	27
Less: Trust administrative expenses	(288)	(341)	(1,230)	(979)

Cash earnings (loss)	$(288)	$11,831	$8,051	$40,719

Cash distributions	$—	$11,793	$9,078	$40,637

Cash distributions per unit	$—	$0.5511	$0.4242	$1.8989

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Trust corpus at beginning of period	$124	$734	$898	$692
Cash earnings (loss)	(288)	11,831	8,051	40,719
Decrease (increase) in accrued expenses	48	236	13	234
Cash distributions	—	(11,793)	(9,078)	(40,637)

Trust corpus at end of period	$(116)	$1,008	$(116)	$1,008

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

September 30, 2020

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”))1, The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”).

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from BP Alaska’s working interests as of February 28, 1989 in the Prudhoe Bay field situated on the North Slope of Alaska (the “1989 Working Interests”). Trust Unit holders are subject to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest and that guarantee remains in place with respect to the performance of HNS of such payment obligations.

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

September 30, 2020

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

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and has since spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impact of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of lower oil prices, the Trust received no royalty payment for the quarters ended March 31 and June 30, 2020 and, as discussed in Note 8 to these financial statements, did not receive a royalty payment in October 2020 for the quarter ended September 30, 2020. If oil prices remain depressed and at current levels, which are below the “break-even” WTI price of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production, the Trust’s operations will continue to be adversely impacted.

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

September 30, 2020

In order to ensure that the Trust had the ability to pay future expenses, the Trust established a cash reserve account in July 1999. The cash reserve account was funded from periodic deductions from the royalty payments. These deductions were intended to result in an available cash balance in the cash reserve account that would be sufficient to pay approximately one year’s current and expected liabilities and expenses of the Trust.

As previously disclosed, the Trust has not received any royalty payments in the first three quarters of 2020. As a result, the Trust has not been able to make a quarterly deduction to replenish the funds on deposit in the cash reserve account since January 2020.

As of September 30, 2020, the unpaid obligations of the Trust in the amount of $307,000 exceeded the remaining available balance in the cash reserve of $191,000. The Trust continues to receive invoices for services provided to the Trust and expects the shortfall to increase throughout the remainder of 2020. If royalty payments to the Trust do not resume in the first quarter of 2021, the Trust will continue to not have sufficient funds to meet its operational obligations.

The Trustee is currently exploring with HNS the options available to the Trust under the Trust Agreement to address the Trust’s operational funding shortfall. These steps may include obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. If the Trust does not receive additional royalty payments during the remainder of 2020 or in the first quarter of 2021 or obtain alternative funding, the Trust’s ability to meet its obligations would be adversely affected, which raises substantial doubt about its ability to continue as a going concern. As noted above, as a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

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

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

September 30, 2020

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2020 and December 31, 2019, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2020 and 2019. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2020 and December 31, 2019, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

September 30, 2020

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

September 30, 2020

(7)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2020 and 2019 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received (In Thousands)
	Jan. 2020	Jul. 2019	Apr. 2019	Jan. 2019
Royalty payment as calculated	$9,321	$12,152	$7,732	$21,361
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16	12	16	398

Total payment received	$9,337	$12,164	$7,748	$21,759

(8)	Subsequent Event

There was no royalty payment received by the Trust in October 2020 for the quarter ended September 30, 2020. Moreover, as noted in Note 8 of Notes to Financial Statements (Unaudited) in Part I, Item 1, “Financial Statements” of the Trust’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, it was determined in that, due to a slight over estimation of December 2019’s production volume included in the 2019 fourth quarter royalty payment calculation, there was an overpayment by BP Alaska of $67,450, including interest, through September 30, 2020, with respect to the 2019 fourth quarter royalty payment. This overpayment would be recovered by HNS in one or more future quarters with a sufficient positive royalty payment. In the event that there are no future, or insufficient, positive payments, it is expected that HNS would explore other options it may have under the Trust Agreement, the Conveyance or otherwise to recover the amount of the 2019 fourth quarter overpayment.

As provided in the Trust Agreement of the Trust, the quarterly royalty payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. The amount of such revenues is obtained by multiplying Royalty Production for each day in the calendar quarter by the Per Barrel Royalty for that day. Pursuant to the Trust Agreement, the Per Barrel Royalty for any day is the WTI Price for the

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

September 30, 2020

day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. As discussed in Item 1A “RISK FACTORS”, of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, on January 1, 2020, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $54.34. As a result of the decline in oil prices, the daily WTI price in has been below the “break-even” point for each day after January 23, 2020, resulting in a negative value for the payment calculation for each of the first three quarters of 2020. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

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

[3]

Because no royalty payment was received by the Trust in April, July or October 2020 for the quarters ended March 31, June 30 and September 30, 2020, respectively, no funds were added to the cash reserve with respect to those quarters.

[4]	The Trustee drew on the cash reserves to pay expenses of the Trust for the first, second and third quarters of 2020.

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

Royalty revenues are generally received on the fifteenth day of the month following the end of the calendar quarter in which the related Royalty Production occurred (the “Quarterly Record Date”). The Trustee, to the extent possible, pays all accrued expenses of the Trust on each Quarterly Record Date from the royalty payment received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2020 and 2019, respectively, are attributable to BP Alaska’s operations during the three and nine-month periods ended June 30, 2020 and 2019, respectively.

The following table summarizes the factors which determined the Per Barrel Royalties used to calculate the payments received by the Trust in January, April and July 2020 and 2019 (see Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1). The information in the table has been furnished by HNS.

		Data for Quarter
Royalty Payment in Month	Is Based on Data for Quarter Ended	Average WTI Price		Chargeable Costs		Cost Adjustment Factor	Adjusted Chargeable Costs		Average Production Taxes		Average Per Barrel Royalty		Average Net Production (mb/d)
Jul 2020	06/30/2020		$28.42		$26.50	1.974		$52.32		$0.82		$0.00	72.6
Apr 2020 Jan 2020	03/31/2020 12/31/2019	$ $	46.35 55.22	$ $	26.50 23.75	1.992 1.981	$ $	52.78 47.04	$ $	1.54 1.96	$ $	0.00 8.02	77.4 77.0
Jul 2019	06/30/2019		$59.86		$23.75	1.972		$46.83		$2.08		$10.94	74.3
Apr 2019 Jan 2019	03/31/2019 12/31/2018	$ $	54.87 55.48	$ $	23.75 20.00	1.946 1.941	$ $	46.23 38.81	$ $	1.88 2.04	$ $	6.77 17.94	77.4 78.7

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. During periods when HNS’s average daily net production from those reserves exceeds 90,000 barrels, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. Since 2006, HNS has undertaken a program of field-wide infrastructure renewal, pipeline replacement and well mechanical improvements. As a consequence of these activities and the required downtime, and the natural production declines from the Prudhoe Bay field, Royalty Production from the proved reserves of oil and condensate allocated to the Trust was less than 90,000 barrels per day on an annual basis in 2017, 2018 and 2019. HNS anticipates that its average net production of oil and condensate from those reserves will be below 90,000 barrels per day on an annual basis in future years.

HNS estimates Royalty Production from the reserves allocated to the Trust for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from those reserves is below 90,000 barrels per day in any quarter, recalculation by HNS of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by HNS of its Royalty Production calculations cause HNS to adjust its quarterly royalty payments to the Trust to compensate for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected.

Certain of the Quarterly Distributions received by the Trust from HNS in 2020 and 2019 were adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarters ended prior to the dates of such distributions. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and nine-month periods ended September 30, 2020 and 2019 reflect the amount of the adjustments with respect to the earlier fiscal periods.

Three Months Ended September 30, 2020 Compared to

Three Months Ended September 30, 2019

Trust royalty revenues received during the third quarter of 2019 are based on Royalty Production during the second quarter of 2019. There was no royalty payment received during the third quarter of 2020. The first of the following two tables shows the changes from the second quarter of 2019 to the second quarter of 2020 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received, if any, during the third quarters of 2019 and 2020. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the third quarter of 2019 to the third quarter of 2020.

		Increase (decrease)
	3 Months Ended 6/30/2020	Amount	Percent	3 Months Ended 6/30/2019
Average WTI Price	$28.42	($31.44)	(52.5)	$59.86
Adjusted Chargeable Costs	$52.32	$5.39	11.5	$46.93
Average Production Taxes	$0.82	($1.26)	(60.6)	$2.08
Average Per Barrel Royalty	$0.00	($10.94)	(100.0)	$10.94
Average net production (mb/d)	72.6	(1.7)	(2.3)	74.3

The impact of the COVID-19 pandemic on the world economy led to a sudden decrease in oil prices in the first quarter of 2020. Although oil prices recovered during the second quarter of 2020, the average WTI price for the quarter was down more than 50 percent compared to the second quarter of 2019. As a result of this decrease and the 11.5 percent increase in Adjusted Chargeable Cost that resulted from the scheduled annual increase in Chargeable Costs from $23.75 in 2019 to $26.50 in 2020, the total daily Per Barrel Royalty for the quarter resulted in a negative value. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. See Note 8 of Notes to Financial Statements (Unaudited) in Item 1 above. The substantial decrease in Production Taxes for the quarter reflects the decrease in WTI price for the period. Production Taxes remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 5 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined slightly as a result of the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the third quarters of 2019 and 2020 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	3 Months Ended 9/30/2020	Amount	Percent	3 Months Ended 9/30/2019
	(Dollar amounts in thousands)
Royalty revenues	$—	($12,164)	(100.0)	$12,164
Cash earnings (loss)	($288)	($12,119)	(102.4)	$11,831
Cash distributions	$—	($11,793)	(100.0)	$11,793
Administrative expenses	$288	($53)	(15.5)	$341

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the second quarter of 2020 compared to the second quarter of 2019, as well as the increase in Adjusted Chargeable Costs noted in connection with preceding table. The decrease in administrative expenses reflects timing differences in accruals of expenses.

Nine Months Ended September 30, 2020 Compared to

Nine Months Ended September 30, 2019

Trust royalty revenues received during the first nine months of the fiscal year are based on Royalty Production during the first and second quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The first of the following two tables shows the changes from the nine months ended June 30, 2019 to the nine months ended June 30, 2020 in the factors which determined the Per Barrel Royalties used to calculate the royalty payments received during the nine months ended September 30 of the respective years. The second of the two tables shows the resulting changes in the Trust’s revenues and distributions and the changes in the Trust’s expenses from the first nine months of 2019 to the first nine months of 2020.

		Increase (decrease)
	9 Months Ended 6/30/2020	Amount	Percent	9 Months Ended 6/30/2019
Average WTI Price	$43.33	($14.52)	(25.1)	$57.85
Adjusted Chargeable Costs	$50.71	$6.75	15.4	$43.96
Average Production Taxes	$1.44	($0.56)	(28.0)	$2.00
Average Per Barrel Royalty	$2.67	($9.21)	(77.5)	$11.88
Average net production (mb/d)	75.7	(1.1)	(1.4)	76.8

The sharp decrease in the average Per Barrel Royalty for the period resulted from the negative value of the total daily Per Barrel Royalty for the first and second quarters of 2020. This negative value was due to the significant decrease in WTI prices and the large increase in Adjusted Chargeable Costs for the first two quarters of 2020. As noted above, the increase in Adjusted Chargeable Costs resulted from the scheduled increase in Chargeable Costs from $23.75 in 2019 to $26.50 in 2020.

The modest decline in the average net production from the 1989 Working Interest was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2019 and 2020 resulting from the factors in the table above, as well as changes for the Trust’s administrative expenses.

		Increase (decrease)
	9 Months Ended 9/30/2020	Amount	Percent	9 Months Ended 9/30/2019
	(Dollar amounts in thousands)
Royalty revenues	$9,270	($32,401)	(77.8)	$41,671
Cash earnings	$8,051	($32,668)	(80.2)	$40,719
Cash distributions	$9,078	($31,559)	(77.7)	$40,637
Administrative expenses	$1,230	$251	25.6	$979

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due mainly to the lower average WTI Prices that prevailed in the nine month period ended June 30, 2020 compared to the nine month period ended June 30, 2019, as well as the increase in Adjusted Chargeable Costs in the first two quarters of 2020. The increase in administrative expenses reflects timing differences in accruals of expenses.

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

Under the terms of the Trust Agreement and the Conveyance, HNS has significant disclosure and reporting obligations to the Trust. HNS is required to provide the Trust such information concerning the Royalty Interest as the Trustee may need and to which HNS has access to permit the Trust to comply with any reporting or disclosure obligations of the Trust pursuant to applicable law and the requirements of any stock exchange on which the Units are listed. These reporting obligations include furnishing the Trust a report by February 28 of each year containing all information of a nature, of a standard and in a form consistent with the requirements of the SEC respecting the inclusion of reserve and reserve valuation information in filings under the Exchange Act and with applicable accounting rules. The report is required to set forth, among other things, HNS’s estimates of future net cash flows from proved reserves attributable to the Royalty Interest, the discounted present value of such proved reserves and the assumptions utilized in arriving at the estimates contained in the report.

In addition, the Conveyance gives the Trust certain rights to inspect the books and records of HNS and discuss the affairs, finances and accounts of HNS relating to the 1989 Working Interests with representatives of HNS; it also requires HNS to provide the Trust with such other information as the Trustee may reasonably request from time to time and to which HNS has access.

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

In December 2019, a novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19, the pandemic has resulted in significant economic contraction. The oil industry, in particular, has been substantially disrupted, both domestically and internationally, by the COVID-19 pandemic, which has caused significant changes in energy fuel supply and demand. As a result, WTI prices fell from around $61 per barrel at the beginning of 2020 to below $14 per barrel on April 22, 2020. Although WTI prices have recovered significantly since then, they have remained substantially below the price required to reach the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) of $54.34 in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on October 6, 2020, that WTI prices will average approximately $40.50 per barrel in the fourth quarter of 2020 and approximately $44.65 per barrel in 2021. Should these forecast WTI prices prevail, it is very unlikely that the Trust would receive a positive Per Barrel Royalty with respect to any day’s production during that period.

The Trustee is currently exploring with HNS the options available to the Trust under the Trust Agreement to address the Trust’s operational funding shortfall. These steps may include obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. There can be no assurances as to the outcome of this process. If the Trust does not receive additional royalty payments during the remainder of 2020 or in the first quarter of 2021 or obtain alternative funding, the Trust’s ability to meet its obligations would be adversely affected, which raises substantial doubt about its ability to continue as a going concern. As noted above, as a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

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

Date: November 9, 2020

The registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.