Form 10-Q
period 2021-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2021-05-10
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

For the transition period from                  to

Commission File Number 1-10243

BP PRUDHOE BAY ROYALTY TRUST

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-6943724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A.

601 Travis Street, Floor 16

Houston, Texas

(Address of principal executive offices)

77002

(Zip Code)

(713) 483-6020

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	BPT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2021, 21,400,000 Units of Beneficial Interest were outstanding.

1

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (Note 3)	$191	$266

Total Assets	$191	$266

Liabilities and Trust Corpus

Accrued expenses	$713	$139

Royalty deposit liability (Note 7)	69	68

Total Liabilities	782	207

Trust Corpus (deficit) (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	(591)	59

Total Liabilities and Trust Corpus (Deficit)	$191	$266

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except unit data)

	Three Months Ended March 31,
	2021	2020
Royalty revenues	$—	$9,337
Interest income (expense)	(1)	7
Less: Trust administrative expenses	(75)	(253)

Cash earnings (loss)	$(76)	$9,091

Cash distributions	$—	$9,078

Cash distributions per unit	$—	$0.4242

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Trust Corpus at beginning of period	$59	$898
Cash earnings (loss)	(76)	9,091
Increase in accrued expenses	(574)	(436)
Cash distributions	—	(9,078)

Trust Corpus (deficit) at end of period	$(591)	$475

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified cash basis)

March 31, 2021

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”), among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”)), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”). At the time of the formation of the Trust, Standard Oil and BP Alaska were indirect, wholly-owned subsidiaries of BP p.l.c. (“BP”).

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

(Prepared on a modified cash basis)

March 31, 2021

(2)	Impact of COVID-19 Pandemic and Liquidity

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and has since spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets have experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of lower oil prices, the Trust received no royalty payments for the quarters ended March 31, June 30, September 30, and December 31, 2020 and, as discussed in Note 8 to these financial statements, did not receive a royalty payment in April 2021 for the quarter ended March 31, 2021. If oil prices remain below the “break-even” WTI price of $60.72 per barrel necessary for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production, the Trust’s operations will continue to be adversely impacted. As noted above, as a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

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

As previously disclosed, the Trust has not received any royalty payments attributable to the four quarters of 2020 and the first quarter 2021. As a result, the Trust has not been able to make a quarterly deduction to replenish the funds on deposit in the cash reserve account since January of 2020.

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

Although HNS agreed to make an indemnity payment to reimburse the Trust for current administrative expenses incurred by the Trustee on behalf of the Trust through December 18, 2020, there can be no assurance that HNS will make any further indemnification payments and in such case, the Trustee will continue to review its options under the Trust Agreement and Support Agreement, including obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets, or enforcing such indemnity, if necessary.

The Trustee anticipates incurring significant additional expenses relating to continued compliance with the Trust’s Securities and Exchange Act and tax reporting requirements through the remainder of fiscal year 2021 and subsequent periods. As disclosed in the Trust’s report on Form 10-K for the year ended December 31, 2020, the Trustee is continuing to explore with HNS the options available to the Trust under the Trust Agreement to address the Trust’s continuing operational funding shortfall. These steps may include obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. In addition, the Trustee intends to increase the amount of the cash reserve, in the event that royalty payments are available to the Trust in the future. There can be no assurance that the Trust will be able to secure a loan or arrange for the sale of Trust assets, or that any loan or sale will be on terms that are acceptable to the Trust.

The uncertainty surrounding the receipt of future royalties necessary for the Trust to avoid termination, coupled with the Trust’s current liquidity position, raises substantial doubt regarding the Trust’s ability to continue as a going concern.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements (Unaudited)

(Prepared on a modified cash basis)

March 31, 2021

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2021 and December 31, 2020, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2021 and 2020. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2021 and December 31, 2020 cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

(Prepared on a modified cash basis)

March 31, 2021

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

(Prepared on a modified cash basis)

March 31, 2021

(7)	Royalty Revenue Adjustments

Certain of the royalty payments received by the Trust in 2020 were adjusted by BP Alaska (as predecessor to HNS) to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

Payments Received
Jan. 2020
Royalty payment as calculated	$9,321
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16

Total payment received	$9,337

Due to a slight over estimation of the December 2019 production volume included in the 2019 fourth quarter royalty payment calculation, there was an overpayment by BP Alaska of $68,541, including interest through March 31, 2021, with respect to the 2019 fourth quarter royalty payment. This overpayment would be recovered by HNS in one or more future quarters with a sufficient positive royalty payment. In the event that there are no future, or insufficient, positive payments, it is expected that HNS would explore other options it may have under the Trust Agreement, the Conveyance or otherwise to recover the amount of the 2019 fourth quarter overpayment.

(8)	Subsequent Event

There was no royalty payment received by the Trust in April 2021 for the quarter ended March 31, 2021.

Subsequent events have been evaluated through the date of this report.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”), among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”). At the time of formation of the Trust, Standard Oil and BP Alaska were indirect, wholly-owned subsidiaries of BP p.l.c. (“BP”).

On August 27, 2019, BP announced that it had agreed to sell BP Alaska and its other assets and operations in Alaska for total consideration of $5.6 billion to Hilcorp Alaska, LLC and its affiliates, which are affiliates of Houston-based Hilcorp Energy Company (collectively “Hilcorp”). On June 30, 2020, Hilcorp completed its acquisition of BP’s entire upstream business in Alaska, including BP’s interest in BP Alaska, which owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and on December 18, 2020, an affiliate of Hilcorp completed its acquisition of BP’s midstream business in Alaska. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to Hilcorp North Slope, LLC, a wholly-owned subsidiary of Hilcorp Alaska, LLC. Hilcorp and its affiliates employ approximately 1,400 full-time employees in Alaska. Under the terms of the Trust Agreement, HNS is the successor to BP Alaska. For purposes of this Quarterly Report on Form 10-Q, “HNS” means (i) at all times prior to June 30, 2020, BP Alaska, and (ii) at all times after and including June 30, 2020, Hilcorp North Slope, LLC (formerly known as BP Alaska).

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “RISK FACTORS,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”). There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2020 Annual Report and in this report may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenue attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2020 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2020 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2020 Annual Report.

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

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and has since spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no royalty payments for the quarters ended March 31, June 30, September 30, and December 31, 2020. As discussed in Note 8 to the financial statements, the Trust did not receive a Royalty Payment for the first quarter of 2021, because during such period, oil prices were below the “break-even” price of West Texas Intermediate crude oil (the “WTI Price”) of $60.72 needed for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production (such price, the “Break-Even Price”).

Because the Trust did not receive any royalty payments attributable to the four quarters during 2020 or the first quarter of 2021, the Trust has been unable to make a quarterly deduction to replenish the funds on deposit in the cash reserve account since the January 2020 distribution made for royalty payments attributed to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”). Subsequently, the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s current unpaid expenses through December 18, 2020. On December 28, 2020, HNS paid the requested funds to the Trustee and the Trustee applied those funds to the Trust’s current unpaid Administrative Expenses in accordance with the Trust Agreement. Although HNS agreed to make an indemnity payment to reimburse the Trust for current Administrative Expenses incurred by the Trustee on behalf of the Trust through December 18, 2020, there can be no assurance that HNS will make any further indemnification payments and in such case, the Trustee will continue to review its options under the Trust Agreement and Support Agreement, including obtaining a loan for the Trust, selling a portion of the Trust assets, selling all of the Trust assets, or enforcing such indemnity, if necessary.

At March 31, 2021, the cash balance of the cash reserve account was $191,000. The Trust has incurred additional Administrative Expenses in excess of the cash balance of the reserve fund and anticipates incurring additional Administrative Expenses. The Trust is exploring the options available under the Trust Agreement to address the Trust’s continuing operational shortfall. These steps may include obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee has engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying a potential lender or potential purchaser of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. These efforts are ongoing and there can be no assurance that the Trust will be able to secure a loan or arrange for the sale of Trust assets, or if it can, that the loan or sale will be on terms that are acceptable to the Trust.

Although the Trust did not receive Royalty Payments attributable to any quarter in 2020 or the first quarter of 2021, in part due to the decline in WTI prices, the increase in Chargeable Costs and the payment of Production Taxes, coupled with decreased Royalty Production from the Prudhoe Bay Field, significantly reduce the likelihood of any material Royalty Payments to Unit holders for the remainder of 2021 or in subsequent periods.

The Trustee expects to retain in reserve future Royalty Payments, if any, made in fiscal year 2021 or subsequent periods for future Administrative Expenses of at least $1,270,000 and potentially more in an amount sufficient to pay Trust fees and expenses for at least one year plus anticipated expenses in connection with the termination of the Trust. In order to comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. Accordingly, even if the Trust receives royalty revenues during 2021 or 2022, it is unlikely that Unit holders will receive Royalty Payments on outstanding Units during such periods, since the Trust would need to withhold sufficient funds from such Royalty Payments to replenish the cash reserve and ensure there are sufficient funds on hand to provide for an orderly termination of Trust in accordance with its terms, before distributing any funds to the Unit Holders.

If the Trust does not receive any additional royalty revenues in 2021 or thereafter, or obtain alternative funding, the Trust’s ability to meet its obligations would be adversely affected, which raises substantial doubt about its ability to continue as a going concern. As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions to Unit holders in the three-month periods ended March 31, 2021 and 2020, respectively, are attributable to HNS’s operations during the three-month periods ended December 31, 2020 and 2019, respectively.

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

During 2020 and the first quarter of 2021, WTI Prices were below the level necessary for the Trust to receive a Per Barrel Royalty. Whether the Trust will be entitled to future distributions during the remainder of 2021 will depend on, among other things, WTI Prices prevailing during the remainder of the year.

On January 1, 2021, the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was $60.72. From the beginning of the first quarter of 2021 through May 7, 2021, the closing WTI crude oil spot price fluctuated between a high of $66.09 per barrel on March 5, 2021, and a low of $47.62 per barrel on January 4, 2021. The closing WTI crude oil spot price on May 7, 2021, was $64.90 per barrel. The quarterly royalty payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments are likely to be insignificant or be zero.

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

The Quarterly Distributions received by the Trust from HNS in January 2020 were adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended December 31, 2019. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month period ended March 31, 2020, reflect the amount of the adjustments with respect to the earlier fiscal period.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate the payment received by the Trust in January 2020 and the lack of a payment in January 2021. See Note 1 of Notes to Financial Statements (Unaudited) in Part I, Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
Jan 2021	12/31/2020	$42.66	$26.50	2.00	$53.10	$1.39	$(11.84)	74.8
Jan 2020	12/31/2019	$55.22	$23.75	1.981	$47.04	$1.96	$8.02	77.0

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Royalty Production

Trust royalty revenues received for the three-month period ended March 31, 2021, is based on the Royalty Production during the fourth quarter of the year ended December 31, 2020. The following table shows the changes between the fourth quarter ended December 31, 2020 and the fourth quarter ended December 31, 2019, in the factors that determined the Per Barrel Royalties used to calculate the royalty payment received by the Trust during the quarter ended March 31, 2020, and the lack of a royalty payment for the three-months ended March 31, 2021.

		Increase (decrease)
	Three Months Ended 12/31/2020	Amount	Percent	Three Months Ended 12/31/2019
Average WTI Price	$42.66	($14.36)	(25.18%)	$57.02
Adjusted Chargeable Costs	$53.10	$6.06	12.88%	$47.04
Average Production Taxes	$1.39	($0.57)	(29.08%)	$1.96
Average Per Barrel Royalty	($11.84)	($19.86)	(247.63%)	$8.02
Average Net Production (mb/d)	74.8	(2.2)	(2.86%)	77.0

The average WTI price for the fourth quarter of 2020 was down 25.2% compared to the average WTI price for the 2019 fourth quarter. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $23.75 in calendar 2019 to $26.50 in calendar 2020, resulted in a 12.9% percent increase in Adjusted Chargeable Costs during the three months ended December 31, 2020. The 247.6% decrease in the average Per Barrel Royalty for the period to a negative value resulted primarily from the decrease in WTI prices and the increase in Adjusted Chargeable Costs. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. Production Taxes remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under the Act and the 2014 Letter Agreement. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined by 2.9%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended March 31, 2021, as compared to the same period in 2020 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Three Months Ended 3/31/2021	Amount	Percent	Three Months Ended 3/31/2020
	(Dollar amounts in thousands)
Royalty revenues	—	($9,337)	(100.00%)	$9,337
Cash earnings (loss)	$(76)	($9,167)	(100.84%)	$9,091
Cash distributions	—	($9,078)	(100.00%)	$9,078
Administrative Expenses (paid)	$75	($178)	(70.36%)	$253

The period-to-period  decreases in royalty revenues, cash earnings and cash distributions are due to the substantial decline in the average Per Barrel Royalty as a result of the decline in average WTI Price, the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during the three months ended March 31, 2021, compared to the same period in 2020. The decrease in Administrative Expenses paid during the three months ended March 31, 2021, reflects the near depletion of the cash reserve. As a result, the Trust has limited cash on hand to pay accrued Administrative Expenses. Accrued Administrative Expenses for the three months ended March 31, 2021, were $713,000, an increase of $574,000 from the prior year’s quarter. The increase in accrued Administrative Expenses relates to the Trust’s efforts to address the diminished amount of cash available to fund expenses and lack of royalty revenues attributable to the 2020 calendar year and first quarter of 2021, as well as an increase in professional fees, and timing differences in accruals of expenses. The decrease in the Trust corpus is primarily due to the increase in accrued expenses for the period and the lack of royalty revenues.

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

Evaluation of Disclosure Controls and Procedures

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Trust’s internal control over financial reporting identified in connection with the Trustee’s evaluation of the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

There have been no changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31*	Rule 13a-14(a) Certification

32*	Section 1350 Certification

101

Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 3 of Notes to Financial Statements (Unaudited) in Part I, Item 1.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BP PRUDHOE BAY ROYALTY TRUST

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., as Trustee

By:	/s/ Elaina C. Rodgers
Elaina C. Rodgers
Vice President

Date: May 10, 2021

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.