Form 10-Q
period 2021-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2021-08-06
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 6, 2021, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (Note 3)	$191	$266

Total Assets	$191	$266

Liabilities and Trust Corpus
Accrued expenses	$1,100	$139
Royalty deposit liability (Note 7)	69	68

Total Liabilities	1,169	207
Trust Corpus (Deficit) (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	(978)	59

Total Liabilities and Trust Corpus (Deficit)	$191	$266

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalty revenues	$—	$(67)	$—	$9,270
Interest income (expense)	—	4	(1)	11
Less: Trust administrative expenses	—	(689)	(75)	(942)

Cash earnings (loss)	$—	$(752)	$(76)	$8,339

Cash distributions	$—	$—	$—	$9,078

Cash distributions per unit	$—	$—	$—	$0.4242

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Trust Corpus at beginning of period	$(591)	$475	$59	$898
Cash earnings (loss)	—	(752)	(76)	8,339
(Increase) decrease in accrued expenses	(387)	401	(961)	(35)
Cash distributions	—	—	—	(9,078)

Trust Corpus at end of period	$(978)	$124	$(978)	$124

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”).

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

The Trust is passive, with the Trustee having only such powers as are necessary for the collection and distribution of revenues, the payment of Trust liabilities, and the protection of the Royalty Interest. The Trustee, subject to certain conditions, is obligated to establish cash reserves and borrow funds to pay liabilities of the Trust when they become due. The Trustee may sell Trust properties only (a) as authorized by a vote of the Trust Unit holders, (b) when necessary to provide for the payment of specific liabilities of the Trust then due (subject to certain conditions) or (c) upon termination of the Trust. Each Trust Unit issued and outstanding represents an equal undivided share of beneficial interest in the Trust. Royalty payments are received by the Trust and distributed to Trust Unit holders, net of Trust expenses and any deductions required for the cash reserve, in the month succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events constituting “Force Majeure”, as defined in the Trust Agreement).

(2)	Impact of COVID-19 Pandemic and Liquidity

In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished or otherwise added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest and Unit holders received distributions.

In December 2018, the Trust announced that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust from $1,000,000 to $1,270,000, as permitted by the Trust Agreement. Commencing with the distribution to Unit holders payable in April 2019, the Trustee began withholding the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves.

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and has since spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets experienced a further decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no Royalty Payments attributable to the four quarters of 2020 or the first quarter of 2021. Therefore, the Trust was unable to make quarterly deductions to make any additions to the funds on deposit in the cash reserve since the January 2020 distribution made for Royalty Payments attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”) in 2020.

Pursuant to Section 7.02 of the Trust Agreement, the Trustee, on December 18, 2020, notified HNS in writing that available assets in the Trust created under the Trust Agreement were insufficient to pay current expenses that had been incurred on behalf of the Trust relating to the Trustee’s administration of the Trust and at that time there was no reasonable likelihood that the Trust would receive any future Royalty Payments. Pursuant to the indemnity provisions contained in Section 7.02 of the Trust Agreement, the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020. HNS paid the requested funds to the Trustee on December 28, 2020, and the Trustee applied those funds to the Trust’s unpaid expenses in accordance with the Trust Agreement.

Although HNS agreed to make an indemnity payment to reimburse the Trust for those Administrative Expenses incurred by the Trustee on behalf of the Trust through December 18, 2020, there can be no assurance that HNS will make any further indemnification payments, if necessary, and in such case, the Trustee will continue to review its options under the Trust Agreement and Support Agreement, including obtaining a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets, or enforcing such indemnity, if necessary, should the available amounts in the cash reserve be insufficient to pay the Administrative Expenses of the Trust and the fees, costs and expenses related to an orderly termination of the Trust.

Since the receipt of the indemnity payment from HNS in December 2020, the Trust continued to accrue Administration Expenses but had not received any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of $3,203,262 attributable to the quarter ended June 30, 2021. After deducting the Administrative Expenses accrued through June 30, 2021, the Trustee deducted $1,581,381 and added that amount to the cash reserve in July 2021 and then distributed on July 20, 2021 the remaining amount of $521,470 to Unit holders of record on July 15. See Note 8 to the Financial Statements (Unaudited) in Item 1. The amount added to the cash reserve takes into account that the Trust had not received any revenues attributable to the four quarters of 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the last five quarters, the increase in Trust Administrative Expenses in 2020 and the expected expenses associated with the future termination of the Trust.

The Trustee has evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest during the remainder of 2021 and beyond and the anticipated timing of termination of the Trust, and expects to further increase the cash reserve to approximately $6.0 million. As a result, the Trustee intends to retain in reserve future revenues from the Royalty Interest, if any, received in the remainder of fiscal year 2021 or subsequent periods for future Administrative Expenses until the reserve totals approximately $6.0 million, and intends to maintain the reserve at that level, to the extent possible. The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. At this time, the Trustee believes the cash reserve, taking into account additions described in Note 8 to the Financial Statements, is sufficient to pay Trust fees and expenses for the next 12 months.

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

In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, sell a portion of the Trust assets, or sell all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee has engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. To date, the Trust has not been successful in securing a loan, however, to the extent that the Trust receives additional revenue from the Royalty Interests, and the cash reserve is fully funded, a loan may no longer be necessary, even if available. Due to the uncertainty of future Royalty Payments to the Trust, these efforts are ongoing and there can be no assurance that the Trust will continue to receive additional Royalty Payments sufficient to fund the cash reserve or would be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it can, that any loan or sale would be on terms that are acceptable to the Trust.

Although the Trust received net revenues attributable to the quarter ended June 30, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2021 and December 31, 2020, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2021 and 2020. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2021 and December 31, 2020, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the Royalty Payments received by the Trust in 2021 and 2020 were adjusted by HNS and BP Alaska (as predecessor to HNS), respectively, to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty Payments by HNS with respect to 2021 and BP Alaska (as predecessor to HNS) with respect to 2020 quarters were based on estimates by HNS and BP Alaska, as applicable, of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS or BP Alaska, as applicable, of the Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

Payments Received (In Thousands)
Jan. 2020
Royalty Payment as calculated	$9,321
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	16

Total payment received	$9,337

(8)	Subsequent Event

In July 2021, the Trust received a cash distribution of $3,203,261 from HNS. This payment consisted of $3,272,347, representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2021, less $69,086 representing the amount of an overpayment by BP Alaska, including interest on the overpayment, of the Royalty Payment due with respect to the quarter ended December 31, 2019. On July 20, 2021, after deducting Administrative Expenses of $1,100,410 and $1,581,381 to increase existing cash reserves, the Trustee distributed $521,470 to Unit holders of record on July 15, 2021. See Note 2 to the Financial Statements (Unaudited) in Item 1 for a discussion of the increase to the cash reserve. Prior to the July 2021 Royalty Payment, the Trustee was planning for an orderly termination of the Trust in accordance with its terms sometime in 2022. The receipt of the July Royalty Payment has resulted in a reset of the earliest termination date of the Trust to sometime in 2023 or 2024 based on current facts and circumstances.

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

Termination of the Trust

As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year. Net revenues to the Trust are calculated daily by HNS using the WTI Price, Production Taxes, and other variables as prescribed by the Overriding Royalty Conveyance applicable on that specific day. In 2020, the net revenues from the Royalty Interest were less than $1,000,000. As a result, it was possible that the Trust could have terminated as early as sometime in 2022 under this provision of the Trust Agreement. Based on the 2020 SEC-defined twelve-month average WTI Price of $39.57 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices, Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, and utilizing the specified procedures outlined in Financial Accounting Standards Board Accounting Standards Codification 932, Extractive Activities – Oil and Gas, HNS had previously estimated that production of the proved reserves would result in no Royalty Payments to the Trust in 2021.

Since the beginning of 2021 through the end of the second quarter of 2021, the WTI Price has fluctuated from a low of $47.62 on January 4, 2021 to a high of $74.05 on each of June 25, June 26, and June 27, 2021, and on all days in the quarter ended June 30, 2021, significantly exceeded the estimates previously used to evaluate the likelihood of the Trust receiving Royalty Payments in 2021. As a result of the increase in WTI Prices during the second quarter, there was a Royalty Payment to the Trust of $3,203,262 attributable to the quarter ended June 30, 2021, after adjusting for a production true-up (an overpayment of the royalties due with respect to quarters ended prior to the date of the payment) of $69,086. Because this revenue was not received until July 15, 2021, it will be recorded in the third quarter of 2021. The receipt of net revenues from the Royalty Interest in 2021 in excess of $1,000,000, has resulted in a reset of the earliest termination date of the Trust to sometime in 2023 or 2024 based on current facts and circumstances.

Although the Trust received net revenues attributable to the quarter ended June 30, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. Given the uncertainty around the continued regular receipt of net revenues from the Royalty Interest combined with the expenses of operating the Trust and the fees, costs and expenses related to the limited ability to terminate the Trust in accordance with its terms, the Trustee may continue to explore all options to terminate the trust. These options may include seeking consent of the Unit holders for an early termination of the Trust, among other things. There can be no assurance that the Trust will terminate any earlier than sometime in 2023 or 2024 nor can a time line for termination be accurately predicted. See Note 2 to the Financial Statements (Unaudited) in Item 1.

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, economic activity, domestic and international political events and developments, legislation and regulation, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines, changes in expenses of the Trust, cash reserve targets and termination of the Trust.

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

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2020 Annual Report and in this report and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

Overview. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2020 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2020 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2020 Annual Report.

Although the Trust received net revenues attributable to the quarter ended June 30, 2021, there can be no assurance that WTI prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest and Unit holders received distributions.

In December 2018, the Trust announced that the Trustee had determined to gradually increase the Trustee’s existing cash reserve for the payment of future expenses and liabilities of the Trust from $1,000,000 to $1,270,000, as permitted by the Trust Agreement. Commencing with the distribution to Unit holders payable in April 2019, the Trustee began withholding the greater of $33,750 or 0.17% of the funds otherwise available for distribution each quarter to gradually increase existing cash reserves.

Due to the economic impacts of the COVID-19 pandemic, the markets experienced a further decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no Royalty Payments attributable to the four quarters of 2020 or the first quarter of 2021. As a result, the Trust was unable to make quarterly deductions to make any additions to the funds on deposit in the cash reserve account since the January 2020 distribution made for Royalty Payments attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”) in 2020 and the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020.

Since the receipt of the indemnity payment from HNS in December 2020, the Trust has continued to accrue Administration Expenses but had not received any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of $3,203,262 attributable to the quarter ended June 30, 2021. After deducting the Trust’s expenses accrued through June 30, 2021 of $1,100,410, the Trustee deducted $1,581,381 and added that amount to the cash reserve in July 2021 and then distributed on July 20, 2021 the remaining amount of $521,470 to Unit holders of record on July 15. See Note 8 to the Financial Statements (Unaudited) in Item 1. The amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the last five quarters, (ii) the increase in Trust Administrative Expenses, (iii) the reset of the earliest termination date of the Trust to sometime in 2023 or 2024 based on current facts and circumstances, and (iv) the expected expenses associated with the future termination of the Trust.

At June 30, 2021, after giving effect to the deposit of $1,581,381 in the cash reserve, the balance of the cash reserve would have been $1,769,997. The Trustee has evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipt of quarterly revenues from the Royalty Interest during the remainder of 2021 and beyond and the anticipated timing of termination of, and the costs related to the termination of the Trust, and expects to further increase the cash reserve to a level of approximately $6.0 million. As a result, the Trustee expects to retain in reserve future revenues from the Royalty Interest, if any, made in the remainder of 2021 and subsequent periods for future Administrative Expenses until the reserve totals approximately $6.0 million, and to maintain the reserve at that level, to the extent possible. The Trustee believes that this amount should be sufficient to pay Trust Administrative Expenses for approximately two years plus anticipated expenses in connection with the termination of the Trust, however, the Trustee may increase or decrease the targeted amount of the cash reserve at any time and may increase or decrease the rate at which it is withholding funds to add to the cash reserve at any time, without advance notice to the Unit holders. In order to comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. As a result of the Trust’s anticipated liquidity needs, the Trust may be unable to make further payments to Unit holders if future Royalty Payments are less than the amount needed to fund and maintain the cash reserve at the targeted level.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to bring the cash reserve to a level of approximately $6.0 million from the revenues from the Royalty Interest for a particular quarter, rather than to make quarterly deductions for the cash reserve over time. This cash reserve level assumes an orderly termination of the Trust sometime in 2023 or 2024 based on current facts and circumstances, and if the receipt of additional Royalty Payments resets that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase it without notice to Unit Holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during the remainder of 2021 or beyond, it is unlikely that Unit holders will receive a distribution on outstanding Units during such periods, or if a distribution is made, it is likely to be immaterial, because the Trust would need to withhold sufficient funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit Holders. Although the Trust received revenues attributable to the quarter ended June 30, 2021, there can be no assurance that WTI prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. Furthermore, as previously disclosed, although the Trust did not receive Royalty Payments attributable to the prior five quarters, in part due to the decline in WTI Prices, notwithstanding recent increases in WTI Prices, the increase in Chargeable Costs and the payment of Production Taxes, coupled with decreased Royalty Production

(as defined below) from the Prudhoe Bay Field, also significantly reduces the likelihood of any material distributions to Unit holders for the remainder of 2021 or in subsequent periods.

The Trustee intends to keep the cash reserve program in place until termination of the Trust.

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

Indemnity Payments. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay Administrative Expenses and the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020. Although HNS agreed to make an indemnity payment to reimburse the Trust for Administrative Expenses incurred by the Trustee on behalf of the Trust through December 18, 2020, there can be no assurance that HNS will make any further indemnification payments if demanded by the Trustee, and in such case, the Trustee will continue to review its options under the Trust Agreement and Support Agreement, including obtaining a loan for the Trust, selling a portion of the Trust assets, selling all of the Trust assets, or enforcing such indemnity, if necessary in the event the available amounts in the cash reserve are insufficient to pay the Administrative Expenses of the Trust and the fees, costs, and expenses related to an orderly termination of the Trust.

Other Sources of Liquidity. In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee has engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. To date, the Trust has not been successful in securing a loan, however, to the extent that the Trust receives additional revenues from the Royalty Interest, and the cash reserve is fully funded to the targeted level, a loan may no longer be necessary, even if available on terms acceptable to the Trust. Due the uncertainty of future Royalty Payments to the Trust, these efforts are ongoing and there can be no assurance that the Trust would be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does, that any loan or sale would be on terms that are acceptable to the Trust.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all accrued Administrative Expenses of the Trust on each Quarterly Record Date on which the revenues for the quarter are received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and six-month periods ended June 30, 2021 and 2020, respectively, are attributable to HNS’s operations during the three and six-month periods ended March 31, 2021 and 2020, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2020 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019 and 2020 and for the first and second quarters of 2021. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

During the four quarters of 2020 and the first quarter of 2021, WTI Prices were below the level necessary for the Trust to receive a Per Barrel Royalty. On January 1, 2021, the “break-even” WTI Price (the price at which all taxes and prescribed deductions are equal to the WTI Price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was projected to be $60.72 per barrel in 2021 and $66.46 per barrel in 2022, and was projected to continue to increase thereafter. The “break-even” WTI Price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. The quarterly Royalty Payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. From the beginning of the first quarter of 2021 through March 31, 2021, the closing WTI crude oil spot price fluctuated between a high of $66.09 per barrel on each of March 5, March 6, and March 7, 2021, and a low of $47.62 per barrel on January 4, 2021. Because the average WTI Price was below the break-even point for the quarter ended March 31, 2021, the Trust did not receive any revenues from the Royalty Interest for the quarter ended March 31, 2021, which would have been payable to the Trust on April 15, 2021.

During the second quarter of 2021, WTI prices increased and from the beginning of the second quarter of 2021 through June 30, 2021, the closing WTI crude oil spot price fluctuated between a high of $74.05 per barrel on each of June 25, June 26, and June 27, 2021, and a low of $58.65 per barrel on April 5, 2021 and were above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty, payable in the third quarter of 2021. Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2021 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on July 7, 2021, that WTI prices will average approximately $70.86 per barrel and $67.79 per barrel in the third and fourth quarters of 2021, respectively. Should these forecast WTI prices prevail, it is possible that the Trust would receive a positive Per Barrel Royalty with respect to any day’s production during those periods. However, if a low oil price environment should occur during the second half of 2021, quarterly Royalty Payments, if any, are likely to be insignificant or could be zero. There can be no assurance that WTI prices for the remainder of 2021 or beyond will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty.

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

The quarterly distribution received by the Trust from HNS in January 2020 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended December 31, 2019. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three and six-month periods ended June 30, 2021 and 2020 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate payments, if any, received by the Trust in January and April 2021. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

	Based on Data for Quarter Ended	Data for Quarter
Royalty Payment in Month		Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
Apr 2021	03/31/2021	$57.82	$29.25	2.0252	$59.24	$1.99	$0.00	74.7
Jan 2021	12/31/2020	$42.66	$26.50	2.0038	$53.10	$1.39	$0.00	74.8
Apr 2020	03/31/2020	$46.35	$26.50	1.992	$52.78	$1.54	$0.00	77.4
Jan 2020	12/31/2019	$57.02	$23.75	1.981	$47.04	$1.96	$8.02	77.0

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Royalty Production

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year and revenues received in the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The following table shows the changes between the three months ended March 31, 2021 and the three months ended March 31, 2020 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment, if any, received by the Trust during the quarters ended June 30, 2021 and 2020.

		Increase (decrease)
	Three Months Ended 3/31/2021	Amount	Percent	Three Months Ended 3/31/2020
Average WTI Price	$57.82	$11.47	24.7	$46.35
Adjusted Chargeable Costs	$59.24	$6.46	12.2	$52.78
Average Production Taxes	$1.99	$0.45	29.2	$1.54
Average Per Barrel Royalty	$0.00	$0.00	0.0	$0.00
Average net production (mb/d)	74.7	(2.7)	(3.5)	77.4

The average WTI Price for the first quarter of 2021 increased 24.7% compared to the average WTI Price for the 2020 first quarter. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $26.50 in calendar 2020 to $29.25 in calendar 2021, resulted in a 12.2% percent increase in Adjusted Chargeable Costs for the three months ended March 31, 2021. Because the average WTI Price was below the break-even point for the quarter ended March 31, 2021, the Trust did not receive any revenue in April of 2021. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. Production Taxes increased as a result of the increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, but remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined by 3.5%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended June 30, 2021, as compared to the same period in 2020 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 6/30/2021	Amount	Percent	Three Months Ended 6/30/2020
	(Dollar amounts in thousands)
Royalty revenues	$0	$67	100.0	$(67)
Cash earnings (loss)	$0	$752	100.0	$(752)
Cash distributions	$0	$0	0.0	$0
Administrative expenses (paid)	$0	$(689)	100.0	$689

The lack of royalty revenues, cash earnings and cash distributions in each period are due to the substantial decline in the average Per Barrel Royalty as a result of the decline in average WTI Price, the increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the three months ended March 31, 2021 as compared to same period in 2020. The decrease in Administrative Expenses paid during the three months ended June 30, 2021, reflects the near depletion of the cash reserve. As a result, the Trust had limited cash on hand in the cash reserve from which to pay accrued Administrative Expenses. Accrued liabilities for Administrative Expenses at June 30, 2021 were $1.1 million, an increase of $812,000 from June 30, 2020. The increase in accrued liabilities for Administrative Expenses relates to the Trust’s efforts to address the diminished amount of cash available to fund expenses and lack of royalty revenues in 2020 and first and second quarters of 2021, as well as an increase in professional fees, and timing differences in accruals of expenses. The decrease in the Trust corpus is primarily due to the increase in accrued expenses for the period and the lack of royalty revenues.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Trust royalty revenues received during the first six months of the fiscal year are based on the Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the six months ended March 31, 2021 and the six months ended March 31, 2020, in the factors that determined the Per Barrel Royalties used to calculate the lack of Royalty Payment received by the Trust during the six months ended June 30, 2021 and 2020.

		Increase (decrease)
	Six Months Ended 3/31/2021	Amount	Percent	Six Months Ended 3/31/2020
Average WTI Price	$50.16	$(0.62)	(1.2)	$50.78
Adjusted Chargeable Costs	$57.82	$7.91	15.8	$49.91
Average Production Taxes	$1.68	$(0.07)	(4.0)	$1.75
Average Per Barrel Royalty (paid)	$0	$(8.02)	(100.0)	$8.02
Average net production (mb/d)	74.8	(2.42)	(3.1)	77.2

The decrease in the average Per Barrel Royalty for the period resulted from the negative value of the total daily Per Barrel Royalty for the fourth quarter of 2020 and the first quarter of 2021. This negative value was due to a decrease in WTI Prices and the significant increase in Adjusted Chargeable Costs for the first quarter of 2021. As noted above, the increase in Adjusted Chargeable Costs resulted from the scheduled increase in Chargeable Costs from $26.50 in 2020 to $29.25 in 2021.

The average net production from the 1989 Working Interest for the two reporting periods declined by 3.1%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the six months ended June 30, 2021, as compared to the same period in 2020 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Six Months Ended 6/30/2021	Amount	Percent	Six Months Ended 6/30/2020
	(Dollar amounts in thousands)
Royalty revenues	$0	$(9,270)	(100.0)	$9,270
Cash earnings	$(76)	$(8,415)	(100.9)	$8,339
Cash distributions	$0	$(9,078)	(100.0)	$9,078
Administrative expenses (paid)	$75	$(867)	(92.0)	$942

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the fourth quarter of 2020 and the first quarter of 2021, compared to the fourth and first quarters of 2019 and 2020, respectively, as well as the increase in Adjusted Chargeable Costs in the first quarter of 2021. The decrease in Administrative Expenses paid during the six months ended June 30, 2021, reflects the near depletion of the cash reserve and timing differences in accruals of expenses. As a result, the Trust had limited cash on hand in the cash reserve from which to pay accrued Administrative Expenses. Accrued liabilities for Administrative Expenses at June 30, 2021, were $1.1 million, an increase of $812,000 from June 30, 2020. The increase in accrued liabilities for Administrative Expenses relates to the Trust’s efforts to address the diminished amount of cash available to fund expenses and lack of royalty revenues in 2020 and first and second quarters of 2021, as well as an increase in professional fees related to addressing the cash reserve issue and preparation for an anticipated termination, and timing differences in accruals of expenses. The decrease in the Trust corpus is primarily due to the increase in accrued expenses for the period and the lack of royalty revenues.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of June 30, 2021.

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

Date: August 6, 2021

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.