Form 10-Q
period 2021-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2021-11-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (Note 3)	$1,772	$266

Total Assets	$1,772	$266

Liabilities and Trust Corpus
Accrued expenses	$429	$139
Royalty deposit liability (Note 7)	—	68

Total Liabilities	429	207
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	1,343	59

Total Liabilities and Trust Corpus	$1,772	$266

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty revenues	$3,272	$—	$3,272	$9,270
Interest income (expense)	(1)	—	(2)	11
Less: Trust administrative expenses	(1,100)	(288)	(1,175)	(1,230)

Cash earnings (loss)	$2,171	$(288)	$2,095	$8,051

Cash distributions	$521	$—	$521	$9,078

Cash distributions per unit	$0.0244	$—	$0.0244	$0.4242

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Trust Corpus (deficit) at beginning of period	$(978)	$124	$59	$898
Cash earnings (loss)	2,171	(288)	2,095	8,051
Decrease (increase) in accrued expenses	671	48	(290)	13
Cash distributions	(521)	—	(521)	(9,078)

Trust Corpus (deficit) at end of period	$1,343	$(116)	$1,343	$(116)

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

The “break-even” price is calculated after the close of a quarter in accordance with the terms of the Overriding Royalty Conveyance. The “break-even” WTI Price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November, and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. The actual “break-even” price is calculated and provided by HNS.

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

In July 2021, the Trust received a Royalty Payment of $3,203,261 attributable to the quarter ended June 30, 2021, and in October 2021 the Trust received a Royalty Payment of $6,145,027 attributable to the quarter ended September 30, 2021.

The Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest during the remainder of 2021 and beyond and the anticipated timing of termination of the Trust, and has determined to further increase the cash reserve to approximately $6,000,000. As a result, the Trustee transferred an additional $4,229,980 to the reserve in October 2021. As a result of the receipt of royalty revenues for the past two quarters and the replenishment of the cash reserve, there is no longer substantial doubt regarding the Trust’s ability to continue operating as a going concern within one year from the issuance of these Financial Statements. See Note 8 to the Financial Statements (Unaudited) in Item 1.

Although the Trust received net revenues attributable to the quarters ended June 30, and September 30, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, sell a portion of the Trust assets, or sell all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee has engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. To date, the Trust has not been successful in securing a loan, however, to the extent that the Trust receives additional revenue from the Royalty Interests, and the cash reserve is fully funded to a targeted level, a loan may no longer be necessary, even if available. Due to the uncertainty of future Royalty Payments to the Trust and the need to plan for its eventual orderly termination, these efforts are ongoing and there can be no assurance that the Trust would be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does, that any loan or sale would be on terms that are acceptable to the Trust.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2021 and December 31, 2020, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2021 and 2020. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2021 and December 31, 2020, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

	Payments Received (In Thousands)
	July 2021	Jan. 2020
Royalty payment as calculated	$3,272	$9,321
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	(69)	16

Total payment received	$3,203	$9,337

(8)	Subsequent Event

In October 2021, the Trust received a cash distribution of $6,145,027 from HNS. This payment consisted of $6,149,303, representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2021, less $4,276 representing the amount of an overpayment by BP Alaska, including interest on the overpayment, of the Royalty Payment due with respect to the quarter ended June 30, 2021. On October 20, 2021, after deducting Administrative Expenses of $429,317 and $4,229,890 to increase existing cash reserves, the Trustee distributed $1,485,820 to Unit holders of record on October 15, 2021. See Note 2 to the Financial Statements (Unaudited) in Item 1 for a discussion of the increase to the cash reserve. Prior to the July and October 2021 Royalty Payments, the Trustee was planning for an orderly termination of the Trust in accordance with its terms sometime in 2022. The receipt of the July and October Royalty Payments has resulted in a reset of the earliest termination date of the Trust to sometime in 2023 or 2024 based on current facts and circumstances.

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

Termination of the Trust

As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year. Net revenues to the Trust are calculated daily by HNS using the WTI Price, Production Taxes, and other variables as prescribed by the Overriding Royalty Conveyance applicable on that specific day. In 2020, the net revenues from the Royalty Interest were less than $1,000,000. As a result, it was possible that the Trust could have terminated as early as sometime in 2022 under this provision of the Trust Agreement. Based on the 2020 SEC-defined twelve-month average WTI Price of $39.57 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices, Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS had previously estimated that production of the proved reserves would result in no Royalty Payments to the Trust in 2021.

Since the beginning of 2021 through the end of the third quarter of 2021, the WTI Price has fluctuated from a low of $47.62 on January 4, 2021 to a high of $75.45 on September 27, 2021, and exceeded the estimates originally used to evaluate the likelihood of the Trust receiving Royalty Payments in 2021. As a result of the increase in WTI Prices during the second and third quarters, there was a Royalty Payment to the Trust of $3,203,261 attributable to the quarter ended June 30, 2021, and $6,145,027 attributable to the quarter ended September 30, 2021 received by the Trust in October 2021, after adjusting for a production true-up (an overpayment of the royalties due with respect to quarters ended prior to the date of the payment). The receipt of net revenues from the Royalty Interest in 2021 in excess of $1,000,000, has resulted in a reset of the earliest termination date of the Trust to sometime in 2023 or 2024, based on current facts and circumstances.

Recent Developments

The average daily closing WTI price was above the “break-even” price for the third quarter ended September 30, 2021, resulting in a quarterly payment with respect to the Royalty Interest of $6,145,027 million to the Trust, after deduction of $4,276 representing an overpayment to the Trust for quarter ended June 30, 2021. Because this revenue was not received by the Trust until October 15, 2021, it will be recorded in the fourth quarter of 2021. In accordance with the Trust Agreement, the Trustee paid all accrued expenses of the Trust through September 30, 2021, and then distributed the excess of the cash received by the Trust over the Trust’s expenses, net of any additions to the cash reserve established for the payment of estimated liabilities before making a quarterly distribution to unit holders. After paying the Trust’s expenses accrued through September 30, 2021 and making an addition to the cash reserve of $4,229,890, $1,485,820 was available for distribution to unitholders. The amount added to the cash reserve brought the total cash reserve to $6,000,000 during October 2021. This replenishment of the cash reserve takes into account the fact that the Trust did not receive any payments with respect to the Royalty Interest attributable to 2020 or the first quarter of 2021 and therefore was unable to make any additions to the cash reserve for those five quarters, the increase in Trust administrative expenses and the expected expenses associated with the future termination of the Trust. The Trustee continues to evaluate the adequacy of the cash reserve and may need to increase the amount of the cash reserve further in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended September 30, 2021, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$70.64
Average Adjusted Chargeable Costs	$61.61
Average Production Taxes	$2.49
Average Per Barrel Royalty	$6.54
Average Net Production (mb/d)	62.3

Although the Trust received net revenues attributable to the quarters ended June 30, 2021 and September 30, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. Given the uncertainty around the continued regular receipt of net revenues from the Royalty Interest combined with the expenses of operating the Trust and the fees, costs and expenses related to the limited ability to terminate the Trust in accordance with its terms, the Trustee may continue to explore all options to terminate the trust. These options may include seeking consent of the Unit holders for an early termination of the Trust, among other things. There can be no assurance that the Trust will terminate any earlier than sometime in 2023 or 2024 nor can a time line for termination be accurately predicted. See Note 2 to the Financial Statements (Unaudited) in Item 1.

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and termination of the Trust, economic activity, domestic and international political events and developments, legislation and regulation, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines.

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

Although the Trust received net revenues attributable to the quarters ended June 30, 2021 and September 30, 2021, there can be no assurance that WTI prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

Due to the economic impacts of the COVID-19 pandemic, the markets experienced a further decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no revenues from the Royalty Interest attributable to the four quarters of 2020 or the first quarter of 2021. As a result, the Trust was unable to make quarterly deductions to make any additions to the funds on deposit in the cash reserve account since the January 2020 distribution made for revenues from the Royalty Interest attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”) in 2020 and the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020.

Since the receipt of the indemnity payment from HNS in December 2020, the Trust has continued to accrue Administration Expenses but had not received any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of $3,203,262 attributable to the quarter ended June 30, 2021. After deducting the Trust’s expenses accrued through June 30, 2021 of $1,100,410, the Trustee deducted $1,581,381 and added that amount to the cash reserve in July 2021 and then distributed on July 20, 2021 the remaining amount of $521,470 to Unit holders of record on July 15, 2021.

During the quarter ended September 30, 2021, the average daily closing WTI price was above the “break-even” price resulting in a quarterly payment, received on October 15, 2021, with respect to the Royalty Interest of $6,145,027 to the Trust, after deduction of $4,276 representing an overpayment to the Trust for quarter ended June 30, 2021. In accordance with the Trust Agreement, the Trustee paid all accrued expenses of the Trust through September 30, 2021, and then distributed the excess of the cash received by the Trust over the Trust’s expenses, net of any additions to the cash reserve established for the payment of estimated liabilities, before making a quarterly distribution to Unit holders. After paying the Trust’s expenses accrued through September 30, 2021 of $429,317 the Trustee deducted $4,229,890 and added that amount to the cash reserve in October 2021 and then distributed on October 20, 2021, the remaining amount of $1,485,820 to Unit holders of record on October 15, 2021. See Note 8 to the Financial Statements (Unaudited) in Item 1.

The total amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the last five quarters, (ii) the increase in Trust Administrative Expenses, (iii) the reset of the earliest termination date of the Trust to sometime in 2023 or 2024 based on current facts and circumstances, and (iv) the expected expenses associated with the future termination of the Trust.

At September 30, 2021, after giving effect to the deposit of $4,229,890 in the cash reserve, the balance of the cash reserve would have been $6,000,000. The Trustee continues to evaluate the adequacy of the cash reserve, the likelihood of the continued and regular receipt of quarterly revenues from the Royalty Interest during the remainder of 2021 and beyond and the anticipated timing of termination, and the costs related to the termination of the Trust. The Trustee expects to retain in reserve future revenues from the Royalty Interest, if any, made in the remainder of 2021 and subsequent periods for future Administrative Expenses to maintain the reserve at approximately $6,000,000, to the extent possible. The Trustee believes that this amount should be sufficient to pay Trust Administrative Expenses for approximately two years plus anticipated expenses in connection with the termination of the Trust, however, the Trustee may increase or decrease the targeted amount of the cash reserve at any time and may increase or decrease the rate at which it is withholding funds to add to the cash reserve at any time, without advance notice to the Unit holders. In order to comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. As a result of the Trust’s anticipated liquidity needs, the Trust may be unable to make further payments to Unit holders if future revenues from the Royalty Interest are less than the amount needed to fund and maintain the cash reserve at the targeted level.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at a level of approximately $6,000,000 from the revenues from the Royalty Interest for a particular quarter. This cash reserve level assumes an orderly termination of the Trust sometime in 2023 or 2024 based on current facts and circumstances, and if the receipt of additional Royalty Payments resets that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase it without notice to Unit Holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during the remainder of 2021 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit Holders. Although the Trust received revenues attributable to the quarters ended June 30, 2021 and September 30, 2021, there can be no assurance that WTI prices will remain at levels sufficient to result in revenues to the Trust in any future quarter. Furthermore, as previously disclosed, although the Trust did not receive revenues from the Royalty Interest attributable to the first quarter of 2020 through the first quarter of 2021, in part due to the decline in WTI Prices, notwithstanding recent increases in WTI Prices, the increase in Chargeable Costs and the payment of Production Taxes, coupled with decreased Royalty Production (as defined below) from the Prudhoe Bay Field, also significantly reduces the likelihood of any material distributions to Unit holders for the remainder of 2021 or in subsequent periods.

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

Other Sources of Liquidity. In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee has engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. To date, the Trust has not been successful in securing a loan, however, because the Trust received additional revenues from the Royalty Interest such that the cash reserve is funded to the targeted level, a loan is no longer necessary, even if available on terms acceptable to the Trust. There can be no assurance that the Trust would be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does, that any loan or sale would be on terms that are acceptable to the Trust.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all accrued Administrative Expenses of the Trust on each Quarterly Record Date on which the revenues for the quarter are received. Revenues and Trust expenses presented in the statement of cash earnings and distributions are recorded on a modified cash basis and, as a result, royalty revenues and distributions shown in such statements for the three- and nine-month periods ended September 30, 2021 and 2020, respectively, are attributable to HNS’s operations during the three and nine-month periods ended June 30, 2021 and 2020, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019 and 2020 and for the first, second and third quarters of 2021. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned maintenance programs during the two reporting periods.

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

During the second quarter of 2021, WTI prices increased and from the beginning of the second quarter of 2021 through June 30, 2021 the closing WTI crude oil spot price fluctuated between a high of $74.05 per barrel on each of June 25, June 26, and June 27, 2021, and a low of $58.65 per barrel on April 5, 2021, and were above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty, payable in the third quarter of 2021.

During the third quarter of 2021, WTI prices increased and from the beginning of the third quarter of 2021 through September 30, 2021 the closing WTI crude oil spot price fluctuated between a high of $75.45 per barrel on September 27, 2021 and a low of $62.32 per barrel on each of August 20, August 21, and August 22, 2021 and on average were above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty, for the third quarter of 2021, payable in the fourth quarter of 2021.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2021 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on October 13, 2021, that WTI prices will average approximately $78.32 per barrel and $74.76 per barrel in the fourth quarter of 2021 and first quarter of 2022, respectively. Should these forecast WTI prices prevail, the Trust would receive a positive Per Barrel Royalty with respect to any day’s production during those periods. However, if a low oil price environment should occur during the remainder of 2021 or first quarter of 2022, quarterly Royalty Payments, if any, are likely to be insignificant or could be zero. There can be no assurance that WTI prices for the remainder of 2021 or beyond will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty.

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

The quarterly distribution received by the Trust from HNS in July 2021 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended June 30, 2021. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three and nine-month periods ended September 30, 2021 and 2020 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate payments, if any, received by the Trust in January, April, and July 2021 and 2020. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
July 2021	06/30/2021	$66.04	$29.25	2.0728	$60.63	$2.31	$3.10	70.8
Apr 2021	03/31/2021	$57.82	$29.25	2.0252	$59.24	$1.99	$0.00	74.7
Jan 2021	12/31/2020	$42.66	$26.50	2.0038	$53.10	$1.39	$0.00	74.8
July 2020	06/30/2020	$28.42	$26.50	1.974	$52.32	$0.82	$0.00	72.6
Apr 2020	03/31/2020	$46.35	$26.50	1.992	$52.78	$1.54	$0.00	77.4
Jan 2020	12/31/2019	$57.02	$23.75	1.981	$47.04	$1.96	$8.02	77.0

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Royalty Production

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The following table shows the changes between the three months ended June 30, 2021 and the three months ended June, 2020 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment, if any, received by the Trust during the quarters ended September 30, 2021 and 2020.

		Increase (decrease)
	Three			Three
	Months			Months
	Ended			Ended
	6/30/2021	Amount	Percent	6/30/2020
Average WTI Price	$66.04	$37.62	132.4	$28.42
Adjusted Chargeable Costs	$60.63	$8.31	15.9	$52.32
Average Production Taxes	$2.31	$1.49	181.7	$0.82
Average Per Barrel Royalty (paid)	$3.10	$3.10	—	$0.00
Average net production (mb/d)	70.8	(1.8)	(2.5)	72.6

The average WTI Price for the second quarter of 2021 increased 132.4% compared to the average WTI Price for the 2020 second quarter. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $26.50 in calendar 2020 to $29.25 in calendar 2021, resulted in a 15.9% percent increase in Adjusted Chargeable Costs for the three months ended June 30, 2021. Production Taxes increased as a result of the increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, but remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above.

The average net production from the 1989 Working Interest for the two reporting periods declined by 2.5%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended September 30, 2021, as compared to the same period in 2020 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 9/30/2021	Amount	Percent	Three Months Ended 9/30/2020

	(Dollar amounts in thousands)
Royalty revenues	$3,272	$3,272	—	$0
Cash earnings (loss)	$2,171	$2,459	—	$(288)
Cash distributions	$521	$521	—	$0
Administrative expenses (paid)	$1,100	$812	281.9	$288

The increase in royalty revenues, cash earnings and cash distributions for the three months ended September 30, 2021 as compared to the same period in 2020 resulted from the increase in the average WTI Price, offset by an the increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the three months ended June 30, 2021 as compared to same period in 2020. The increase in Administrative Expenses paid during the three months ended September 30, 2021, reflects the receipt of revenue during the second quarter. Accrued liabilities for Administrative Expenses at September 30, 2021 were $429,000, an increase of $189,000 from September 30, 2020. The increase in accrued liabilities for Administrative Expenses relates to the Trust’s efforts to address the diminished amount of cash available to fund expenses and lack of royalty revenues in 2020 and first and second quarters of 2021, as well as an increase in professional fees, and timing differences in accruals of expenses. The increase in the Trust corpus is primarily due to the receipt of royalty revenues in the third quarter of 2021.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Trust royalty revenues received during the first nine months of the fiscal year are based on the Royalty Production during the first and second quarters of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the nine months ended June 30, 2021 and the nine months ended June 30, 2020, in the factors that determined the Per Barrel Royalties used to calculate the royalty payment, if any, received by the Trust during the nine months ended September 30, 2021 and 2020.

		Increase (decrease)
	Nine Months Ended 6/30/2021	Amount	Percent	Nine Months Ended 6/30/2020
Average WTI Price	$55.45	$12.12	28.0	$43.33
Adjusted Chargeable Costs	$57.63	$6.92	13.6	$50.71
Average Production Taxes	$1.89	$0.45	31.3	$1.44
Average Per Barrel Royalty (paid)	$3.09	$(4.93)	(61.5)	$8.02
Average net production (mb/d)	73.4	(2.30)	(3.0)	75.7

The decrease in the average Per Barrel Royalty for the period resulted from the negative value of the total daily Per Barrel Royalty for the fourth quarter of 2020 and the first quarter of 2021. This negative value was due to a decrease in WTI Prices and the significant increase in Adjusted Chargeable Costs for the first quarter of 2021. As noted above, the increase in Adjusted Chargeable Costs resulted primarily from the scheduled increase in Chargeable Costs from $26.50 in 2020 to $29.25 in 2021.

The average net production from the 1989 Working Interest for the two reporting periods declined by 3.0%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned downtime during the two reporting periods.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2021, as compared to the same period in 2020 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Nine Months Ended 9/30/2021	Amount	Percent	Nine Months Ended 9/30/2020

	(Dollar amounts in thousands)
Royalty revenues	$3,272	$(5,998)	(64.7)	$9,270
Cash earnings	$2,095	$(5,956)	(74.0)	$8,051
Cash distributions	$521	$(8,557)	(94.3)	$9,078
Administrative expenses (paid)	$1,175	$(55)	(4.5)	$1,230

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the significantly lower average WTI Prices that prevailed in the nine month period ended June 30, 2021, compared to the nine month period ended June 30, 2020, as well as the increase in Adjusted Chargeable Costs in the 2021 nine-month period. The decrease in Administrative Expenses paid during the nine months ended September 30, 2021, reflects the timing differences in accruals of expenses. The increase in the Trust corpus is primarily due to the receipt of royalty revenues in the third quarter of 2021.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of September 30, 2021.

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

PART II—OTHER INFORMATION

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

Date: November 9, 2021

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.