Form 10-K
period 2021-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2022-03-15
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2021

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $109,140,000.

As of March 14, 2022, 21,400,000 Units of Beneficial Interest were outstanding.

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

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities

Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic activity, domestic and international political events and developments, legislation and regulation, international hostilities, war, including, without limitation, Russia’s large-scale invasion of Ukraine on February 24, 2022 and the international responses thereto, including the imposition of international sanctions, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines.

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

In light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in this report and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

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

The basic function of the Trustee is to collect income from the Royalty Interest, to perform all necessary filing and reporting obligations of the Trust, to pay all fees, expenses, costs, charges and obligations of the Trust from the Trust’s income and assets, and to pay available cash to Unit holders after satisfaction of all of the Trust’s liabilities (including, without limitation, Administrative Expenses as defined below), and establishing or increasing reserves for the future liabilities of the Trust. Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust normally incurs in the conduct of its operations and those in connection with the eventual termination of the Trust include, without limitation, the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees (“Administrative Expenses”).

The Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Trust. The Trust Agreement prohibits the Trust from engaging in any business or commercial activity or, with certain exceptions, any investment activity and from using any assets of the Trust to acquire any oil and gas lease, royalty or other mineral interest.

The Trustee is entitled to a fee for its services and to be reimbursed for Administrative Expenses from the Royalty Payments, and the cash reserve, and other sources available to the Trustee, including indemnification and sale of Trust assets. The Trustee may also be reimbursed for liabilities of the Trust through a loan in accordance with Section 6.06 of the Trust Agreement, or a sale of assets in accordance with Section 6.02 of the Trust Agreement, in each case under limited circumstances and subject to specified conditions, if the Royalty Payments or the cash reserve are insufficient to reimburse the Trustee for any liability or loss incurred by it in the performance of its duties. The Trust Agreement also provides that the Trustee, subject to certain exceptions, shall be indemnified by, and is entitled to receive reimbursement from (i) HNS (1) whenever the assets of the Trust are insufficient or not permitted by applicable law to provide such indemnity and (2) after the termination of the Trust to the extent that the Trustee did not have actual knowledge, or should not have reasonably known, of a potential claim against the Trustee for which a reserve could have been established and used to satisfy such claim prior or a potential claim subsequent to the final distribution of assets of the Trust upon its termination or to the extent any such reserve was insufficient and (ii) the assets of the Trust during any other period, against and from any and all liability, expense, claim, damage or loss (including reasonable legal fees and expenses and those of its agents and other professionals) incurred by it, individually or as Trustee, in the administration of the Trust and the Trust assets. See Item 1, “THE BP SUPPORT AGREEMENT,” for information about BP’s agreement to provide financial support.

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

The Trustee has the power to borrow on behalf of the Trust or to sell Trust assets to pay liabilities of the Trust and to establish a cash reserve for the payment of liabilities of the Trust without the consent of the Unit holders under the following circumstances:

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

In order for the Trustee to borrow, sell assets to pay Trust liabilities or establish a cash reserve for Trust liabilities, the Trustee must receive an unqualified written legal opinion that the contemplated action will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes. If the Trustee is unable to obtain the required legal opinion, it still may proceed with the borrowing or sale, or establish the reserve, if it determines that the failure to do so will be materially detrimental to the Unit holders considered as a whole.

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

Termination of the Trust

The Trust does not have a specific termination date. The Trust will terminate if either (a) holders of at least 60% of the Units outstanding vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). As used in the Trust Agreement, “force majeure” means, without limitation: (i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or (ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of HNS.

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

The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after satisfaction of all of the Trust’s liabilities (including, without limitation, any Administrative Expenses), and establishing or increasing reserves for the future liabilities of the Trust.

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

Per Barrel Royalty

The “Per Barrel Royalty” for any day is the WTI Price for the day (as described below) less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes.

WTI Price

The “WTI Price” for any trading day is (i) the price (in dollars per barrel) for West Texas intermediate crude oil of standard quality having a specific gravity of 40 API degrees for delivery at Cushing, Oklahoma (“West Texas Intermediate,” or “WTI”) quoted for that trading day by whichever of The Wall Street Journal, Reuters, or Platts Oilgram Price Report, in that order, publishes West Texas Intermediate price quotations for the trading day, or (ii) if the price of West Texas Intermediate is not published by one of those publications, the WTI Price will be the simple average of the daily mean prices (in dollars per barrel) quoted for West Texas Intermediate by one major oil company, one petroleum broker and one petroleum trading company designated by HNS, in each case unaffiliated with HNS and having substantial U.S. operations, until published price quotations are again available. If prices for West Texas Intermediate are not quoted so as to permit the calculation of the WTI Price, the price of “West Texas Intermediate,” for the purposes of calculating the WTI Price will be the price of another light sweet domestic crude oil of standard quality designated by HNS and approved by the Trustee, with appropriate allowance for transportation costs to the Gulf coast (or another appropriate location) to equilibrate its price to the WTI Price. The WTI Price for any day which is not a trading day is the WTI Price for the preceding trading day.

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent HNS’s actual costs of production. Chargeable Costs per barrel were $17.20 during 2017, $20.00 during 2018, $23.75 during 2019, $26.50 during 2020, and $29.25 during 2021. After 2020, Chargeable Costs increase at a uniform rate of $2.75 per barrel per year, resulting in Chargeable Costs of $32.00 per barrel in 2022.

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

As a result of the 2014 Letter Agreement Amendment, any difference between the limitation as preliminarily determined for the first through third quarters of 2021 and the actual limitation for 2021 is reflected in the payment to the Trust for the fourth quarter of 2021, and not in the payment to the Trust for the first quarter of 2022.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2017:
4th Qtr. 2016	$49.24	$17.10	1.858	$31.78	$1.68	$15.79
1st Qtr. 2017	51.94	17.20	1.876	32.26	1.78	17.90
2nd Qtr. 2017	48.32	17.20	1.884	32.41	1.63	14.27
3rd Qtr. 2017	48.12	17.20	1.890	32.52	1.63	14.00
Calendar 2018:
4th Qtr. 2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.89
1st Qtr. 2018	62.96	20.00	1.917	38.34	2.21	22.38
2nd Qtr. 2018	67.85	20.00	1.937	38.74	2.41	26.70
3rd Qtr. 2018	69.60	20.00	1.942	38.83	2.81	27.96
Calendar 2019
4th Qtr. 2018	$58.82	$20.00	1.941	$38.81	$2.04	$17.94
1st Qtr. 2019	54.87	23.75	1.946	46.23	1.88	6.77
2nd Qtr. 2019	59.86	23.75	1.972	46.83	2.08	10.94
3rd Qtr. 2019	56.33	23.75	1.976	46.92	1.94	7.48
Calendar 2020
4th Qtr. 2019	$57.02	$23.75	1.941	$47.04	$1.96	$8.02
1st Qtr. 2020	46.35	26.50	1.992	52.78	1.47	0
2nd Qtr. 2020	28.42	26.50	1.974	52.32	0.57	0
3rd Qtr. 2020	40.87	26.50	2.001	53.04	1.31	0
Calendar 2021
4th Qtr. 2020	$42.67	$26.50	2.004	$53.10	$1.39	$0
1st Qtr. 2021	57.87	29.25	2.025	59.24	1.99	0
2nd Qtr. 2021	66.04	29.25	2.073	60.63	2.31	3.10
3rd Qtr. 2021	70.64	29.25	2.106	61.61	2.49	6.54

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

THE BP SUPPORT AGREEMENT

BP agreed to provide financial support to BP Alaska (as predecessor to HNS) in meeting its payment obligations to the Trust in a Support Agreement dated February 28, 1989, among BP, BP Alaska, Standard Oil and the Trust (the “Support Agreement”). Within 30 days after BP receives notice from the Trustee that the royalty payable with respect to the Royalty Interest or any other amount payable by HNS or Standard Oil has not been paid to the Trustee (including without limitation, the obligation to make payments as indemnification), BP agreed to cause HNS and Standard Oil to satisfy their respective payment obligations to the Trust and the Trustee under the Trust Agreement and the Conveyance, including contributing to HNS the funds necessary to make such payments. BP is required to make available to HNS and Standard Oil such financial support as HNS, Standard Oil or the Trustee may request in writing. Any Unit holder has the unconditional right to institute suit against BP to enforce BP’s obligations under the Support Agreement.

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

BP shall be released from its obligation under the Support Agreement upon the sale or transfer of all or substantially all of HNS’s working interest in the Prudhoe Bay Unit if the transferee agrees in writing to assume and be bound by BP’s obligation under the Support Agreement. The transferee’s agreement to assume BP’s obligations must be reasonably satisfactory to the Trustee and the transferee must be an entity having a rating of its unsecured, unsupported long-term debt of at least A3 from Moody’s Investors Service, Inc., a rating of at least A- from Standard & Poor’s, or an equivalent rating from at least one nationally-recognized statistical rating organization (after giving effect to the sale or transfer and the assumption of all of HNS’s obligations under the Conveyance and all of BP’s obligations under the Support Agreement). BP’s obligations under the Support Agreement remain in effect following the completion Hilcorp’s acquisition of BP’s interest in BP Alaska.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2021 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2021, approximately 12.7 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2021, there were 980 active producing oil wells, 35 gas reinjection wells, 311 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2021 were: 25 in 2019, 8 in 2020, and 3 in 2021. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period ended December 31, 2021. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 171 barrels per day in 2016, 178 barrels per day in 2017, 166 barrels per day in 2018, 163 barrels per day in 2019, 162 barrels per day in 2020, and 159 barrels per day in 2021.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2017	188.0	83.4	0.0	(a)	0.0	(a)
2018	174.2	77.3	0.0	(a)	0.0	(a)
2019	170.2	75.5	0.0	(a)	0.0	(a)
2020	167.0	74.0	0.0	(a)	0.0	(a)
2021	159.3	70.6	0.0	(a)	0.0	(a)

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

At Pump Station 1, Alyeska Pipeline Service Company, the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 20 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 2.1 million barrels of oil a day. During 2021, TAPS averaged 477,798 barrels per day.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2021, are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2022 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. HNS’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

There is no precise method of forecasting the allocation of reserve volumes to the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the 1989 Working Interests. The reserve volumes attributable to the 1989 Working Interests are estimated using an allocation of reserve volumes based on estimated future production and the average unweighted arithmetic average of the WTI Price on the first day of each month during the year ($66.56 per barrel for the 12-month period prior to December 31, 2021) in accordance with SEC regulations, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. As a result of the 2021 SEC-defined 12-month average WTI Price of $66.56, HNS estimated net remaining proved reserves attributable to the Trust as of December 31, 2021 are zero, of which zero barrels are proved developed reserves and zero barrels are proved undeveloped reserves. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Estimated net remaining proved reserves attributable to the Trust were also zero during 2020. Additional information regarding estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2021. Based on the 2021 12-month average WTI Price of $66.56 per barrel (the unweighted arithmetic average of the WTI Price on the first day of each month during the year), other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, HNS calculated that as of December 31, 2021, production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $0 and a net present value of future net revenues to the Trust of $0. In the event of changes in HNS’s current assumptions, including price, oil and condensate recoveries may be changed from the current estimates.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by HNS, which provides the information to the Trustee. HNS has advised the Trustee that its reserves process is managed by its Chief Reservoir Engineer, the technical person primarily responsible for overseeing the preparation of all of its reserve estimates. He has over 20 years of reservoir and operations experience, holds a Bachelor of Science in Petroleum Engineering from Texas A&M University and a Master of Science in Petroleum Engineering from Stanford University, is a Licensed Professional Engineer in the State of Texas, and is a member of the SPE. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of HNS’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 15 years of experience with the Trust. A copy of the February 25, 2022, report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

HNS’s net production of oil and condensate allocated to the Trust from proved reserves attributable to the Trust was less than 90,000 barrels per day on an annual basis in 2018, 2019, 2020 and 2021. HNS anticipates that its average net production of oil and condensate from proved reserves attributable to the Trust will be below 90,000 barrels per day on an annual average basis during future years. See Item 1A, “RISK FACTORS.”

Based on the 2021 twelve-month average WTI Price of $66.56 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that royalty payments to the Trust will be $0 in 2022. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust in 2022. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. In order for the Trust to have associated reserves and future net revenues, the twelve-month average WTI Price per barrel must exceed the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance in future years. Assuming a WTI price of $66.56 per barrel, which was the SEC-defined 12-month average in 2021, the projected value of the of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance is $70.80 per barrel in 2022 and $76.69 per barrel in 2023 and continues to increase thereafter.

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

Risks Related To Royalty Payments

There were no royalty payments to unit holders for the 2020 fiscal year or the first quarter of 2021, and royalty payments may cease again in any future quarter.

The Trust did not receive any Royalty Payments attributable to the four quarters during 2020 and the first quarter of 2021 due to, among other things, a significant decline in WTI prices. The determination of Royalty Payments is based in part on the WTI price, and is calculated as an average over the relevant quarter, lessening the effect of price swings through the period. WTI prices fell from approximately $61 per barrel at the beginning of 2020 to below $14 per barrel on April 22, 2020. During the period from January 2020 until May 2021, WTI prices remained below the price required to exceed the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. Additionally, as WTI prices change, so do the taxes and prescribed deductions, potentially increasing or decreasing the “break even” WTI price. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration (“EIA”) forecasts in its Short-Term Energy Outlook (“STEO”), released on March 8, 2022, that WTI prices will average approximately $101.17 per barrel in 2022 and $84.98 per barrel in 2023. Based on the 2021 twelve month average WTI Price of $66.56 per barrel, the projected value of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Conveyance is $70.80 per barrel in 2022, and continues to increase thereafter.

The Trustee intends to retain in reserve at least $6,000,000 and potentially more, in an amount sufficient to pay Administrative Expenses for at least two years plus anticipated expenses in connection with the termination of the Trust. To the extent necessary, the Trustee will deduct from any future Royalty Payments amounts sufficient to maintain the cash reserve at this level or at a level to be determined by the Trustee in the future without prior notice to the Unit holders. In order to comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. Accordingly, even if the Trust receives Royalty Payments during 2022 or subsequent periods, the amount payable to Unit holders may be reduced by amounts used to replenish or add to the cash reserve. Increases in the rate of inflation may also increase Administrative Expenses and the expenses associated with the termination of the Trust, which may necessitate an increase in the level of the reserve. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to replenish the cash reserve at any time, without advance notice to the Unit holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources” for a discussion of the cash reserve.

If net revenues are less than $1,000,000 for two consecutive years, or if 60% of Unit holders vote in favor of termination, the Trust will terminate.

The Trust will terminate if either (a) holders of at least 60% of the outstanding Units vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by an event constituting a “force majeure” as defined in the Trust Agreement). Upon termination of the Trust, HNS will have an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property, or (ii) the market value of the outstanding Units based on the closing price of Units on the New York Stock Exchange on the day of termination of the Trust. If HNS does not exercise its option, the Trustee will sell the Trust property on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust property and upon conditions deemed commercially reasonable. After the payment of all Administrative Expenses and after establishing reserves for any other liabilities of the Trust, the Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders.

Pursuant to the terms of the Trust Agreement, if net revenues during such two-year period have been materially and adversely impacted by an event constituting “force majeure”, the termination of the Trust may be delayed. As used in the Trust Agreement, “force majeure” means, without limitation: (i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or (ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of HNS. If delayed, the Trust would incur additional liabilities. Also, the process required by the Trust Agreement to effect a sale of assets and to terminate the Trust will cause the Trust to incur additional liabilities, including without limitation, additional Administrative Expenses. Any such additional liabilities would reduce proceeds available for distribution to Unit holders from the sale of Trust assets made in connection with a Trust termination. We cannot predict the timing of an eventual termination of the Trust.

Royalty payments by HNS to the Trust are unpredictable because such payments depend on Cushing, Oklahoma WTI spot prices, which, like crude oil prices in general, are subject to volatility.

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. The impact of the COVID-19 pandemic had a significant impact on the oil industry in 2020, forcing U.S. oil prices to go negative for the first time on record. Worldwide demand for oil fell rapidly as governments closed businesses and restricted travel due to the COVID-19 pandemic and oil producers were faced with a glut of crude oil, which made it difficult for them to find space to store the oversupply. In April 2020, the oversupply of oil led to an unprecedented collapse in oil prices, forcing the contract futures price for WTI to plummet from $18 a barrel to around $(37) a barrel. Brent crude oil prices also tumbled, closing at $9.12 a barrel on April 21, 2020 down from $70 a barrel at the beginning of 2020. Several other factors contributed to 2020’s volatility. An oil price war between Russia and Saudi Arabia erupted in March 2020 when the two nations failed to reach a consensus on oil production levels. By the summer of 2020, oil prices began to rebound as nations emerged from lockdown and OPEC+ agreed to significant cuts in crude oil production. By year’s end, optimism over the rollout of multiple COVID-19 vaccines buoyed the market; in November, Brent crude oil spot prices increased to an average of $43 a barrel and WTI crude oil spot prices increased to an average of $42.30. During 2021, WTI crude oil spot prices reached a high of $84.65 on October 26, 2021 and increased to an average of $67.90 a barrel for 2021.

While oil price forecasts are highly uncertain, the EIA forecast in its STEO dated March 8, 2022, that Brent crude oil spot prices will average approximately $105.22 per barrel in 2022 and WTI crude oil spot prices will average approximately $101.17 per barrel in 2022 and $84.98 per barrel in 2023. According to the EIA forecast, actual price outcomes will be dependent on the degree to which existing sanctions imposed on Russia, any potential future sanctions, and independent corporate actions affect Russia’s oil production or the sale of Russia’s oil in the global market. In addition, the degree to which other oil producers respond to current oil prices, as well as the effects macroeconomic developments might have on global oil demand, will be important for oil price formation. We cannot predict future WTI prices or whether WTI prices will be at a level sufficient for the Trust to receive a positive Per Barrel Royalty in the future.

COVID-19 caused substantial disruption in the oil industry and had a negative impact on WTI prices and the receipt of Royalty Payments by the Trust.

In December 2019, a novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19, the pandemic resulted in significant economic contraction. The oil industry, in particular, was substantially disrupted, both domestically and internationally, by the COVID-19 pandemic, which has caused significant changes in energy fuel supply and demand. Although WTI prices have recovered significantly, we cannot predict whether the COVID pandemic will continue to have a material adverse effect on WTI prices in the future.

High rates of inflation as measured by the consumer price index will increase the Cost Adjustment Factor and decrease amounts available for Royalty Payments.

The Per Barrel Royalty is the WTI Price for any particular day, less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The Cost Adjustment Factor is a ratio that references the Consumer Price Index. The rate of inflation in the United States has increased sharply as reflected in increases in the Consumer Price Index. To the extent that the Consumer Price Index continues to rise, the Cost Adjustment Factor will also increase, which would decrease the future Per Barrel Royalty, negatively affecting the amount available, if any, for distribution to Unit holders.

Risks Related to WTI Price

Crude oil prices can be highly volatile as a result of many factors that are outside of the control of the Trust.

Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, the continued effects of COVID-19 on the global economy, whether OPEC+ and other oil producing nations are willing to intervene to adjust oil prices, and the success of such intervention, to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, particularly Russia’s large-scale invasion of Ukraine on February 24, 2022 and the international responses thereto, including the imposition of sanctions, increased tensions between the U.S. and China and Iran, political unrest in Iran and developments with respect to the Iran nuclear deal, the collapse of Venezuela’s oil industry, tensions between North Korea and South Korea and the U.S., the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar), how the policies of the U.S. administration may influence oil production and markets, whether the U.S. government releases any of its oil reserves, expectations for global economic growth, developments relating to the U.S.-China trade dispute, events relating to the departure of the United Kingdom from the European Union, political turmoil in Libya threatening that country’s oil production and exports, ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

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

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2022. As a result, any single calculation of a calendar day will not reflect the value of the royalty paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. From the beginning of the first quarter of 2022 through March 9, 2022, the WTI crude oil spot price fluctuated between a high of $123.70 per barrel on March 8, 2022, and a low of $75.20 per barrel on January 1, 2022. The WTI crude oil spot price on March 9, 2022 was $108.70 per barrel.

Based on the 2021 twelve-month average WTI Price of $66.56 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, it is estimated that royalty payments to the Trust will be $0 in 2022 and $0 in 2023. Therefore, no proved reserves are currently attributed to the Trust in 2022. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance.

Risks Related to Oil Production

Future Royalty Production from the Prudhoe Bay field is projected to decline and will eventually cease. Volume of production from the 1989 Working Interests varies from quarter to quarter and the decline in production has negatively affected the Trust’s revenues.

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. The 2021 average WTI Price of $66.56 per barrel, applicable under current SEC regulations, which represents the 12-month average of the first-day-of-the-month price for each month within the 12-month period prior to December 31, 2021, in addition to the annual increase in Chargeable Costs as adjusted upward by the Cost Adjustment Factor, are the primary drivers of the projected cessation of royalty payments in 2022 and beyond. Even if the Trust receives Royalty Payments in future periods, such Royalty Payments may not continue based on projected production declines.

Production estimates included in this Annual Report are based on economic conditions and production forecasts as of the end of 2021, and also depend on various assumptions, projections and estimates which are continually revised and updated by HNS. These revisions could result in material changes to the projected declines in production.

HNS’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020 and 2021, and the Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

The Trans-Alaska Pipeline System connects the North Slope oil fields to the southern port of Valdez, almost 800 miles away. It is the only way that oil can be transported from the North Slope to market. The pipeline system crosses three mountain ranges, many rivers and streams and thaw-sensitive permafrost. It is susceptible along its length to damage from earthquakes, forest fires and other natural disasters. The pipeline system also is vulnerable to failures of pipeline segments and pumping equipment, accidental damage and deliberate attacks. Recently, the pipeline has become susceptible to damage resulting from declining flows of oil from the North Slope. Slower flows cause the temperature of the oil in the pipeline to cool faster, increasing the rate of deposit of wax, which coats pipe walls, hides corrosion and clogs sensors on smart pigs sent through the pipeline to detect it. Even lower flow rates projected in the future may lead to internal damage caused by ice formation within the pipe and external damage from frost heaves under buried segments. Major upgrades to the pipeline may be required to counteract the effects of cooler oil temperature. If the pipeline or its pumping stations suffer major damage from natural or man-made causes, production from the Prudhoe Bay Unit could be shut in until the pipeline system can be repaired and restarted. In both 2011 and 2018, TAPS was shut down temporarily – in one case because of a leak and in the other because of an earthquake. Royalty payments to the Trust could be halted or reduced by a material amount as a result of interruption to production from the Prudhoe Bay Unit.

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In 2021, the pipeline’s average throughput decreased by approximately 2,401 barrels per day compared to 2020. The 2021 throughput was the pipeline’s lowest annual daily average. 2021 was the fourth consecutive year of decreased throughput following two consecutive years of increases in 2016 and 2017. Nevertheless, throughput for the last four years has averaged only 489,420 barrels per day. The pipeline was designed to carry much higher volumes of oil and while Alyeska is taking or plans to take steps to mitigate the problems associated with slower oil flow through the pipeline, the EIA (which has previously forecast continued declining production from the North Slope) has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

Alaska’s Department of Revenue forecasted in fall 2021 that Alaska North Slope oil production will increase to an average of 486,700 barrels per day in the fiscal year that ends June 30, 2022, which is up from the 486,100 barrels per day produced in fiscal 2021. Production is expected to increase to 500,200 barrels per day in 2023. The forecast anticipates that oil production declines will be potentially offset by incremental production from new developments, with several new fields in the planning and development process.

Another potential source of crude oil in Alaska lies in the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”). It is estimated that a 1.5-million-acre part of the coastal plain of ANWR known as the “1002 area” contains 11.8 billion barrels of potentially recoverable crude oil. A 40-year-old ban on energy development in the ANWR was removed when the Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA includes a provision that permits oil exploration and drilling in the 1002 area. An administration plan to hold an oil and gas lease sale in the ANWR before the end of 2019 did not take place because of certain procedural delays. The former Trump administration announced in January 2018 that it would allow new offshore oil and gas drilling in nearly all United States coastal waters, including the Arctic Ocean. However, in March 2019, a U.S. District Court judge for the District of Alaska ruled that the executive order that removed the ban on oil and gas drilling in the Arctic Ocean and parts of the North Atlantic coast was unlawful. In addition,

President Biden signed an executive order placing a temporary moratorium on oil and gas activity in the ANWR on January 20, 2021, one day after the Trump administration had issued nine oil and gas leases in the refuge’s coastal plain. The order places a temporary moratorium on all activities of the Federal Government relating to the implementation of the Coastal Plain Oil and Gas Leasing Program, as established by the Record of Decision signed August 17, 2020, in the ANWR, pending a review of the program and, as appropriate and consistent with applicable law, a new, comprehensive analysis of the potential environmental impacts of the oil and gas program.

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

Any changes to the Production Tax Statutes in the future may also impact Royalty Production and the amount of Production Taxes and, in turn, the amount of royalty payments. Whether or when any such changes may occur and the effect any such changes may have on the Per Barrel Royalty is unpredictable.

Risks Related to the Units

The market price for the Trust units may not reflect the value of the assets held by the Trust.

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution were made for the 2020 fiscal year or the first quarter of 2021. Cash distributions on Trust units resumed in the second quarter of 2021, although there can be no assurance that cash distributions will be made in any future quarter. The amounts available for distributions by the Trust vary in response to numerous factors outside the control of the Trust or HNS, including prevailing WTI prices. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the assets were sold to a third party buyer. In addition, the market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.

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

As of March 9, 2022, 21,400,000 Units were outstanding and were held by 230 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2021.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “THE ROYALTY INTEREST” in Item 1.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of this Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1.

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive sufficient revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest and Unit holders received distributions.

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

Due in part to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no revenues from the Royalty Interest attributable to the four quarters of 2020 or the first quarter of 2021. Consequently, the Trust was unable to make any additions to the funds on deposit in the cash reserve account since the January 2020 distribution made for revenues from the Royalty Interest attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s Administrative Expenses in 2020 and the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020.

Since the receipt of the indemnity payment from HNS in December 2020, the Trust continued to accrue Administration Expenses but did not receive any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of approximately $3.2 million attributable to the quarter ended June 30, 2021. After deducting the Trust’s expenses accrued through June 30, 2021, the Trustee deducted approximately $1.6 million and added that amount to the cash reserve in July 2021 and then distributed the remaining amount to Unit holders.

During the second, third and fourth quarters 2021, the average daily closing WTI price was above the “break-even” price resulting in a quarterly payment with respect to the Royalty Interest of approximately $3.2 million, $6.1 million and $12.8 million, respectively. In July 2021, the Trust announced that the Trustee had determined to increase the Trustee’s existing cash reserve by $500 thousand, funding the full amount of the cash reserve from the Royalty Payment attributable to the second quarter of 2021. In October 2021, the Trust decided to increase the Trustee’s existing cash reserve to $6.0 million, which was fully funded from the Royalty Payment attributable to the third quarter of 2021. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes is sufficient to provide funding to pay the Administrative Expenses for a two year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

The total amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the last five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6,000,000 at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and if the receipt of additional Royalty Payments resets that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during 2022 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. Although the Trust received revenues attributable to the quarters ended June 30, 2021, September 30, 2021 and December 31, 2021, there can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. Furthermore, as previously disclosed, although the Trust did not receive revenues from the Royalty Interest attributable to the first quarter of 2020 through the first quarter of 2021, in part due to the decline in WTI Prices, notwithstanding recent increases in WTI Prices, the increase in Chargeable Costs and the payment of Production Taxes (which increases the “break-even” price as compared to prior periods), coupled with decreased Royalty Production from the Prudhoe Bay Field, may also reduce the amount or likelihood of material distributions to Unit holders in subsequent periods.

The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. At December 31, 2021, the balance of the cash reserve was $6.0 million.

The Trustee intends to keep the cash reserve program in place until termination of the Trust.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of accrued Administrative Expenses and future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds. Any amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

Other Sources of Liquidity. In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, selling a portion of the Trust assets, or selling all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. The Trust was unsuccessful in its initial attempt to secure a loan; however, because the Trust received additional revenues from the Royalty Interest such that the cash reserve is funded to the targeted level, a loan is no longer necessary, even if available on terms acceptable to the Trust. While these efforts are currently on hold, there can be no assurance in the future that the Trust will be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does secure a loan or arrange a sale, that any loan or sale would be on terms that are acceptable to the Trust.

Termination of the Trust. There is no set termination date for the Trust. As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year. Net revenues to the Trust are calculated daily by HNS using the WTI Price, Production Taxes, and other variables as prescribed by the Overriding Royalty Conveyance applicable on that specific day. In 2020, the net revenues from the Royalty Interest were less than $1,000,000. As a result, it was possible that the Trust could have terminated as early as sometime in 2022 under this provision of the Trust Agreement.

Since the beginning of 2021 through the end of the year, the WTI Price has fluctuated from a low of $47.62 on January 4, 2021 to a high of $84.65 on October 26, 2021, and exceeded the estimates originally used to evaluate the likelihood of the Trust receiving Royalty Payments in 2021. As a result of the increase in WTI Prices during the second, third and fourth quarters, there were Royalty Payments to the Trust in 2021. The receipt of net revenues from the Royalty Interest in 2021 in excess of $1,000,000, has resulted in a reset of the earliest termination date. Based on the 2021 SEC-defined twelve-month average WTI Price of $66.56 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices,

Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS has estimated that production of the proved reserves would result in no Royalty Payments to the Trust in 2022 and beyond.

Although the Trust received net revenues attributable to the quarters ended June 30, 2021, September 30, 2021, and December 31, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. Given the uncertainty around the continued regular receipt of net revenues from the Royalty Interest combined with the expenses of operating the Trust and the fees, costs and expenses related to the limited ability to terminate the Trust in accordance with its terms, the Trustee may explore options to terminate the trust. These options may include seeking consent of the Unit holders for an early termination of the Trust, among other things. A time line for termination cannot be accurately predicted.

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

Results of Operations

Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation, particularly the invasion of Ukraine by Russia, as it affects OPEC+ and other producing countries. The effect of changing economic conditions on the demand and supply for energy throughout the world and future prices of oil cannot be accurately projected.

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

When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020 and 2021. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

During the years 2018 and 2019, WTI Prices were above the level necessary for the Trust to receive a Per Barrel Royalty. However, during, 2020 and through the first quarter of 2021, WTI Prices were below the level necessary for the Trust to receive a Per Barrel Royalty. WTI Prices were above the “break-even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production through the fourth quarter of 2021, and as a result, the Trust received Per Barrel Royalties attributable to the second, third, and fourth quarters of 2021. Whether the Trust will be entitled to future royalties during 2022 will depend on, among other things, WTI Prices prevailing during the remainder of the year.

From the beginning of the first quarter of 2022 through March 9, 2022, the WTI crude oil spot price fluctuated between a high of $123.70 per barrel on March 8, 2022, and a low of $75.20 per barrel on January 1, 2022. The WTI crude oil spot price on March 9, 2022 was $108.70 per barrel. The quarterly royalty payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust. However, if a low oil price environment should occur for a protracted period, quarterly royalty payments are likely to be insignificant or be zero.

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

2021 Compared to 2020

		Increase (decrease)
	12 Months Ended 9/30/2021	Amount	Percent	12 Months Ended 9/30/2020
	(Dollars per barrel)
Average WTI Price	$59.28	$16.08	37.2	$43.20
Adjusted Chargeable Costs	$58.64	$7.35	14.3	$51.29
Average Production Taxes	$2.04	$0.71	53.3	$1.33
Average Per Barrel Royalty	$(1.40)	$8.02	85.1	$(9.42)
Average net royalty production (mb/d)	71.48	(2.95)	(4.0)	74.43

Average WTI prices during the twelve months ended September 30, 2021, increased by 37.2 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $72.82 during the month of July 2021 to a low of $39.44 during the month of October 2020. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $26.50 in calendar 2020 to $29.25 in calendar 2021, resulted in the 14.3 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2021. The increase in the average Per Barrel Royalty for the 2021 period resulted primarily from the increase in WTI prices, reduced by the increase in Adjusted Chargeable Costs. As provided in the Trust Agreement, the payment with respect to the

Royalty Interest for any calendar quarter may not be less than zero. See Note 6 of Notes to Financial Statements in Item 8 below.

		Increase(decrease)
	Year Ended 12/31/2021	Amount	Percent	Year Ended 12/31/2020
	(Dollars in thousands)
Royalty revenues	$9,417	$148	1.6	$9,269
Cash earnings	$7,811	$(315)	(3.9)	$8,126
Cash distributions	$2,007	$(7,072)	(77.9)	$9,079
Administrative expenses	$1,605	$(87)	(5.1)	$1,692
Trust corpus at year end	$5,638	$5,579	9,455.9	$59

In the second quarter of 2021, the Trust resumed receiving royalty revenue following a cessation of royalty revenue for the five previous quarters. This resumption of royalty revenues was due to a significant increase in WTI Prices after WTI Prices had fallen to historic lows. Royalty revenues for the year ended December 31, 2021 increased by 1.6 percent as compared to royalty revenues for the prior year. Royalty revenues were negatively affected by increases in the Adjusted Chargeable Costs and the decline in net production that continued in 2021. The period-to-period declines in cash earnings and cash distributions are primarily due to the significantly lower average WTI Prices that prevailed during 2020 compared to 2021. Cash distributions were also negatively impacted by deductions used to fund the cash reserve, which had been almost completely depleted during 2020 due to the lack of royalty revenues. Administrative expenses decreased slightly as a result of timing differences in payment of expenses. The increase in the Trust corpus reflects the impacts of cash earnings exceeding cash distributions as amounts were retained to increase the cash reserve amount to $6,000,000 during 2021.

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

Average WTI prices during the twelve months ended September 30, 2020, decreased by 24.8 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $59.84 during the December 2019 to a low of $18.20 during April 2020. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $23.75 in calendar 2019 to $26.50 in calendar 2020, resulted in the 14.7 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2020. The decrease in the average Per Barrel Royalty for the period resulted primarily from the significant decrease in WTI prices and the increase in Adjusted

Chargeable Costs. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. See Note 6 of Notes to Financial Statements in Item 8 below.

		Increase (decrease)
	Year Ended 12/31/2020	Amount	Percent	Year Ended 12/31/2019
	(Dollars in thousands)
Royalty revenues	$9,269	$(39,703)	(81.1)	$48,972
Cash earnings	$8,126	$(39,796)	(83.0)	$47,922
Cash distributions	$9,079	$(38,723)	(81.0)	$47,802
Administrative expenses	$1,692	$607	55.9	$1,085
Trust corpus at year end	$59	$(839)	(93.4)	$898

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of the Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities, and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2021 and 2020, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2021 and 2020, and the results of its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2021, in conformity with the modified cash basis of accounting described in note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Trust’s auditor since 1989.

Dallas, Texas

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2021 and 2020, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the financial statements), and our report dated March 14, 2022 expressed an unqualified opinion on those financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified cash basis of accounting, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the trustee; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas

March 14, 2022

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (Note 3)	$6,002	$266

Total Assets	$6,002	$266

Liabilities and Trust Corpus
Accrued expenses	$364	$139
Royalty deposit liability	—	68

Total Liabilities	364	207
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,638	59

Total Liabilities and Trust Corpus	$6,002	$266

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except unit data)

	Year Ended December 31,
	2021	2020	2019
Royalty revenues	$9,417	$9,269	$48,972
Interest income (expense)	(1)	11	35
HNS expense reimbursement (Note 2)	—	538	—
Less: Trust administrative expenses	(1,605)	(1,692)	(1,085)

Cash earnings	$7,811	$8,126	$47,922

Cash distributions	$2,007	$9,079	$47,802

Cash distributions per unit	$0.0938	$0.4242	$2.234

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Trust corpus at beginning of year	$59	$898	$692
Cash earnings	7,811	8,126	47,922
(Increase) decrease in accrued expenses	(225)	114	86
Cash distributions	(2,007)	(9,079)	(47,802)

Trust corpus at end of year	$5,638	$59	$898

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2021

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

The “break-even” price is calculated after the close of a quarter in accordance with the terms of the Overriding Royalty Conveyance. The “break-even” WTI Price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November, and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. HNS calculates the actual “break-even” price and provides such information to the Trust.

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

December 31, 2021

succeeding the end of each calendar quarter. The Trust will terminate (i) upon a vote of Trust unit holders of not less than 60% of the outstanding Trust Units, or (ii) at such time the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during such period are materially and adversely affected by certain events).

(2)	Liquidity

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

Pursuant to Section 7.02 of the Trust Agreement, the Trustee, on December 18, 2020, notified HNS in writing that available assets in the Trust created under the Trust Agreement were insufficient to pay current expenses that had been incurred on behalf of the Trust relating to the Trustee’s administration of the Trust and at that time there it was unlikely that the Trust would receive any future Royalty Payments. Pursuant to the indemnity provisions contained in Section 7.02 of the Trust Agreement, the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020. HNS paid the requested funds to the Trustee on December 28, 2020, and the Trustee applied those funds to the Trust’s unpaid expenses in accordance with the Trust Agreement.

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

December 31, 2021

pay the Administrative Expenses of the Trust and the fees, costs and expenses related to an orderly termination of the Trust.

In July 2021, the Trust received a Royalty Payment of $3,203,261 attributable to the quarter ended June 30, 2021, in October 2021 the Trust received a Royalty Payment of $6,145,027 attributable to the quarter ended September 30, 2021 and in January 2022 the trust received a royalty payment of $12,801,452 attributable to the quarter ended December 31, 2021.

The Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest during the remainder of 2021 and beyond and the anticipated timing of termination of the Trust, and has determined to further increase the cash reserve to approximately $6,000,000. As a result, the Trustee transferred an additional $4,229,980 to the reserve in October 2021. As a result of the receipt of royalty revenues for the past three quarters and the replenishment of the cash reserve, there is no longer substantial doubt regarding the Trust’s ability to continue operating as a going concern within one year from the issuance of these Financial Statements. See Note 8 to the Financial Statements in Item 1.

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. The Trustee believes the current cash reserve is sufficient to pay Trust fees and expenses for the next 12 months.

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

In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These options included efforts to obtain a loan for the Trust, sell a portion of the Trust assets, or sell all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. The Trust’s initial efforts to obtain a loan were unsuccessful; however, because the Trust received additional revenue from the Royalty Interests, and the cash reserve is fully funded to a targeted level, a loan may no longer be necessary, even if available. While these efforts are currently on hold, there can be no assurance in the future that the Trust will be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does secure a loan or arrange a sale, that any loan or sale would be on terms that are acceptable to the Trust.

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

December 31, 2021

b.	Trust expenses (which include accounting, engineering, legal, and other professional fees, trustees’ fees, and out-of-pocket expenses) are recorded on an accrual basis.

c.	Cash reserves may be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2021 and 2020, and the modified basis of cash earnings and distributions and changes in Trust corpus for the years ended December 31, 2021, 2020 and 2019. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2021 and 2020, cash equivalents which represent the cash reserve consist of cash accounts and U.S. Treasury Bills with original maturities of ninety days or less.

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

December 31, 2021

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

Certain of the royalty payments received by the Trust in 2021, 2020, and 2019 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	2021 Payments Received
	January	April	July	October
Royalty payment as calculated	$—	$—	$3,272	$6,149
Adjustment for underpayment (overpayment), plus accrued interest	—	—	(69)	(4)

Net payment received	$—	$—	$3,203	$6,145

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2021

	2020 Payments Received
	January	April	July	October
Royalty payment as calculated	$9,321	$—	$—	$—
Adjustment for underpayment (overpayment), plus accrued interest	16	—	—	—

Net payment received	$9,337	$—	$—	$—

	2019 Payments Received
	January	April	July	October
Royalty payment as calculated	$21,361	$7,732	$12,152	$7,291
Adjustment for underpayment (overpayment), plus accrued interest	398	16	12	10

Net payment received	$21,759	$7,748	$12,164	$7,301

(8)	Subsequent Event

In January 2022, the Trust received a cash distribution of $12,801,452 from HNS. This payment consisted of $12,467,572, representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2021, plus $333,880 representing the amount of an underpayment by BP Alaska, including interest on the underpayment, of the Royalty Payment due with respect to the quarter ended September 30, 2021. On January 19, 2022, after deducting Administrative Expenses of $364,368, the Trustee distributed $12,437,100 to Unit holders of record on January 18, 2022.

Subsequent events have been evaluated through the date these financial statements are issued.

(9)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands, except unit data):

	2021 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$—	$—	$3,272	$6,145
Interest income	(1)	—	(1)	1
Trust administrative expenses	(75)	—	(1,100)	(430)

Cash earnings (loss)	$(76)	$—	$2,171	$5,716
Cash distributions	$—	$—	$521	$1,486
Cash distributions per unit	$—	$—	$.0244	$.0694

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2021

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2021 ($66.56 per barrel), 2020 ($39.57 per barrel), and 2019 ($55.69 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2021

reserves of oil and condensate attributable to the Trust as of December 31, 2021, 2020, and 2019, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI price for 2021, 2020 and 2019, were estimated to be 0, 0, and 4.465 million barrels, respectively (of which 0, 0, and 4.394 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2021, 2020 and 2019, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Price for 2021, 2020, and 2019 of $66.56, $39.57, and $55.69 per barrel, respectively, were as follows (in thousands):

	December 31,
	2021	2020	2019
Future cash inflows	$—	$—	$5,785
10% annual discount for estimated timing of cash flows	—	—	(269)

Standardized measure of discounted future net cash flows (a)	$—	$—	$5,516

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2021	2020	2019
Net changes in prices and production costs	$—	$(69,163)	$(109,850)
Net change in production taxes		2,729	5,437
Other	—	(25)	52

	—	(66,459)	(104,361)
Royalty income received (b)		60,943	(36,550)
Accretion of discount	—	—	7,886

Net increase (decrease) during the year	$—	$(5,516)	$(133,025)

(b)	For the purpose of this calculation, royalty income received for 2021, 2020 and 2019 includes the following:

Period October 1, 2021 through December 31, 2021	$12,801
Period October 1, 2020 through December 31, 2020	$—
Period October 1, 2019 through December 31, 2019	$9,337

The above royalty income was received by the Trust in January 2022, 2021, and 2020, respectively.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2021

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2018	15,772
Revisions of previous estimates (1)	(6,916)
Production	(4,391)

December 31, 2019	4,465
Revisions of previous estimates (2)	(16)
Production	(4,449)

December 31, 2020	—
Revisions of previous estimates	—
Production	—
December 31, 2021	—

Proved developed reserves (thousands of barrels) as of:
December 31, 2019	4,394
December 31, 2020
December 31, 2021	—
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2019	71
December 31, 2020	—
December 31, 2021	—

(1)

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

(2)

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

December 31, 2021

economic conditions and production forecast at year end 2020, the per-barrel loyalty was forecast to be zero following the year 2020. This decrease in economic life from year-end 2019 to year-end 2020 results in a negative revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2021.

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

As of the end of calendar year 2021, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on HNS, and that HNS has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2021.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full on page 30.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2019	$213,378	—
2020	$213,378	—
2021	$229,149	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of March 14, 2022, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

The Trust has no independent directors. See Item 10 above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2021 and 2020 are:

	2021	2020
Audit	$174,000	$140,000
Audit related	22,000	10,000
Tax	272,000	221,000

	$468,000	$371,000

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2021 and 2020

Statements of Cash Earnings and Distributions for the years ended December 31, 2021, 2020 and 2019

Statements of Changes in Trust Corpus for the years ended December 31, 2021, 2020 and 2019

Notes to Financial Statements

(b) Description of Exhibits

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Rule 13a-14(a) certification.

32*	Section 1350 certification.

99*	Report of Miller and Lents, Ltd., dated February 25, 2022.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See Note 2 of Notes to Financial Statements in Part II, Item 8.

*	Filed herewith.

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

March 14, 2022

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.