Form 10-Q
period 2022-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2022-05-10
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (Note 3)	$6,003	$6,002

Total Assets	$6,003	$6,002

Liabilities and Trust Corpus
Accrued expenses	$541	$364

Total Liabilities	541	364
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	$5,462	$5,638

Total Liabilities and Trust Corpus	$6,003	$6,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except unit data)

	Three Months Ended March 31,
	2022	2021
Royalty revenues	$12,801	$—
Interest income (expense)	1	(1)
Less: Trust administrative expenses	(364)	(75)

Cash earnings (loss)	$12,438	$(76)

Cash distributions	$12,437	$—

Cash distributions per unit	$0.5812	$—

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Trust Corpus at beginning of period	$5,638	$59
Cash earnings (loss)	12,438	(76)
Increase in accrued expenses	(177)	(574)
Cash distributions	(12,437)	—

Trust Corpus (Deficit) at end of period	$5,462	$(591)

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

Effective January 1, 2000, BP Alaska and all other Prudhoe Bay working interest owners’ cross-assigned interests in the Prudhoe Bay field pursuant to the Prudhoe Bay Unit Alignment Agreement. BP Alaska retained all rights, obligations, and liabilities associated with the Trust.

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

The “break-even” price is calculated after the close of a quarter in accordance with the terms of the Overriding Royalty Conveyance. The “break-even” price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November, and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” price. HNS calculates the actual “break-even” price and provides such information to the Trust.

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

Royalty Payments resumed in July 2021, attributable to the quarter ended June 30, 2021, and the Trust has received Royalty Payments attributable to the quarters ended September 30, 2021, December 31, 2021 and March 31, 2022. As a result, the Trust funded the cash reserve to a balance of approximately $6.0 million as of March 31, 2022. The Trust currently intends to maintain the cash reserve at the $6.0 million level. Although the Trust received net revenues attributable to the quarters ended June 30, September 30, December 31, 2021 and March 31, 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter or for the Trust to maintain the cash reserve at the current level.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. The Trustee believes the current cash reserve is sufficient to pay Trust fees and expenses for at least the next 12 months.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds. Any amounts set aside for the cash reserve has been invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2022 and December 31, 2021, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2022 and 2021. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2022 and December 31, 2021 cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Certain of the royalty payments received by the Trust in 2022 and 2021 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

Payments Received (In Thousands) Jan. 2022
Royalty payment as calculated	$12,467
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	$334

Total payment received	$12,801

(8)	Subsequent Event

In April 2022, the Trust received a cash distribution of $23,813,974 from HNS. This payment consisted of $23,053,395 representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended March 31, 2022, plus $760,579 representing the amount of an underpayment by HNS, including interest on the underpayment, of the Royalty Payment due with respect to the quarter ended December 31, 2021. On April 20, 2022, after deducting Administrative Expenses of $540,736, the Trustee distributed $23,273,256 to Unit holders of record on April 18, 2022.

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

Recent Developments

The average daily closing WTI price was above the “break-even” price for the first quarter ended March 31, 2022, resulting in a quarterly payment with respect to the Royalty Interest of $23,813,974 to the Trust, after the addition of $760,579 representing an underpayment to the Trust for quarter ended December 31, 2021. Because this revenue was not received by the Trust until April 15, 2022, it will be recorded in the second quarter of 2022. In accordance with the Trust Agreement, the Trustee paid all accrued expenses of the Trust through March 31, 2022, and then distributed the excess of the cash received by the Trust over the Trust’s expenses, net of any additions to the cash reserve established for the payment of estimated liabilities before making a quarterly distribution to unit holders. After paying the Trust’s expenses accrued through March 31, 2022, $23,273,256 was available for distribution to unitholders. Although no addition was made to the cash reserve with respect to the Royalty Payment attributable to the first quarter of 2022, the Trustee continues to evaluate the adequacy of the cash reserve and may need to increase the amount of the cash reserve further in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended March 31, 2022, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$94.45
Average Adjusted Chargeable Costs	$69.91
Average Production Taxes	$3.42
Average Per Barrel Royalty	$21.12

Average Net Production (mb/d)	73.5

Although the Trust received net revenues attributable to the quarters ended June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments, legislation and regulation, international hostilities, war, including, without limitation, Russia’s large-scale invasion of Ukraine on February 24, 2022 and the international responses thereto, including the imposition of international sanctions, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines.

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “RISK FACTORS,” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). There may be additional risks of which the Trustee is unaware or which it currently deems immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2021 Annual Report and in this report and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2021 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2021 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2021 Annual Report.

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

Due in part to the economic impacts of the COVID-19 pandemic, the markets experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no revenues from the Royalty Interest attributable to the four quarters of 2020 or the first quarter of 2021. Consequently, the Trust was unable to make any additions to the funds on deposit in the cash reserve account since the January 2020 distribution made for revenues from the Royalty Interest attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”) in 2020 and the Trustee made a demand for indemnity and reimbursement of Administrative Expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020.

Since the receipt of the indemnity payment from HNS in December 2020, the Trust continued to accrue Administration Expenses but did not receive any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of approximately $3.2 million attributable to the quarter ended June 30, 2021. After deducting the Trust’s expenses accrued through June 30, 2021, the Trustee deducted approximately $1.6 million and added that amount to the cash reserve in July 2021.

During the second, third and fourth quarters 2021 and the first quarter of 2022, the Trust received quarterly payments with respect to the Royalty Interest totaling approximately $22.1 million. In July 2021, the Trust announced that the Trustee had determined to increase the Trustee’s existing cash reserve by $500 thousand, funding the full amount of the cash reserve from the Royalty Payment attributable to the second quarter of 2021. In October 2021, the Trust determined to increase the Trustee’s existing cash reserve to $6.0 million, which was fully funded from the Royalty Payment attributable to the third quarter of 2021.

The total amounts added to the cash reserve in July and October 2021 took into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the prior five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes is sufficient to provide funding to pay the Administrative Expenses for a two year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and if the receipt of additional Royalty Payments continues to reset that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during 2022 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter.

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

Results of Operations

Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation, particularly the invasion of Ukraine by Russia, as it affects OPEC+ and other producing countries. The effect of changing political and economic conditions on the demand and supply for energy throughout the world and future prices of oil cannot be accurately projected.

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended March 31, 2022 and 2021, respectively, are attributable to HNS’s operations during the three -month periods ended December 31, 2021 and 2020, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in the 2021 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues also will be affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020 and 2021, and for the first quarter of 2022. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned maintenance programs.

On January 1, 2021, the “break-even” WTI Price (the price at which all taxes and prescribed deductions are equal to the WTI Price) for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production was projected to be $66.46 per barrel in 2022, and was projected to continue to increase thereafter. The “break-even” WTI Price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. The quarterly Royalty Payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust.

From the beginning of the fourth quarter of 2021 through December 31, 2021, the closing WTI crude oil spot price fluctuated between a high of $84.65 per barrel on October 26, 2021 and a low of $65.57 per barrel on December 1, 2021 and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty, for the fourth quarter of 2021, payable in the first quarter of 2022.

From the beginning of the first quarter of 2022 through March 31, 2022, the closing WTI crude oil spot price fluctuated between a high of $123.70 per barrel on March 8, 2022 and a low of $75.21 per barrel on each of January 1 and January 2, 2022 and on average were above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2022, which was paid to the Trust on April 15, 2022.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2022 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on April 12, 2022, that WTI prices will average approximately $101.83 per barrel and $98.83 per barrel in the second and third quarters of 2022, respectively. There can be no assurance that WTI prices for the second or third quarter of 2022 or beyond will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty.

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

The quarterly distribution received by the Trust from HNS in January 2022 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended September 30, 2021. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2022 and 2021 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate payments, if any, received by the Trust in January 2022 and 2021. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
Jan 2022	12/31/21	$76.91	$29.25	2.140	$62.60	$2.73	$11.57	71.4
Jan 2021	12/31/20	$42.66	$26.50	2.0038	$53.10	$1.39	$0.00	74.8

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Royalty Production

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the prior fiscal year. The following table shows the changes between the three months ended December 31, 2021 and the three months ended December 31, 2020 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment, if any, received by the Trust during the quarters ended March 31, 2022 and 2021.

		Increase (decrease)
	Three Months Ended			Three Months Ended
	12/31/2021	Amount	Percent	12/31/2020
Average WTI Price	$76.91	$34.25	80.29	$42.66
Adjusted Chargeable Costs	$62.60	$9.50	17.89	$53.10
Average Production Taxes	$2.73	$1.34	96.40	$1.39
Average Per Barrel Royalty (paid)	$11.57	$11.57	—	$0.00
Average net production (mb/d)	71.4	(3.4)	(4.55)	74.8

The average WTI Price for the fourth quarter of 2021 increased 80.29% compared to the average WTI Price for the 2020 fourth quarter which saw oil prices plunge largely as a result of oil demand concerns and global storage considerations due in part from economic impacts of the COVID-19 pandemic. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $26.50 in calendar 2020 to $29.25 in calendar 2021, resulted in a 17.89% percent increase in Adjusted Chargeable Costs for the three months ended December 31, 2021. Production Taxes increased as a result of the increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, but remained low for the quarter because, as has occurred in each quarter since the second quarter of 2015, Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid increased by $11.57 as a result of the increase in the Average WTI Price during the three months ended December 31, 2021. The average net production from the 1989 Working Interest for the two reporting periods declined by 4.55%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended March 31, 2022, as compared to the same period in 2021 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three			Three
	Months			Months
	Ended			Ended
	3/31/2022	Amount	Percent	3/31/2021

		(Dollar amounts in thousands)
Royalty revenues	$12,801	$12,801	—	$—
Cash earnings (loss)	$12,438	$12,514	—	$(76)
Cash distributions	$12,437	$12,437	—	$—
Administrative expenses (paid)	$364	$289	385.33	$75

The increase in royalty revenues, cash earnings and cash distributions for the three months ended March 31, 2022 as compared to the same period in 2021 resulted from the increase in the average WTI Price, offset by an the increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the three months ended December 31, 2021 as compared to same period in 2020. The increase in Administrative Expenses paid during the three months ended March 31, 2022, reflects an increase in professional fees and timing difference in the accruals and payment of expenses. Accrued liabilities for Administrative Expenses at March 31, 2022 were approximately $541,000, a decrease of approximately $172,000 from March 31, 2021. The increase in the Trust corpus is primarily due to the receipt of royalty revenues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Trust is a passive entity and except for the Trust’s ability to borrow money as necessary to pay liabilities of the Trust that cannot be paid out of cash on hand, the Trust is prohibited from engaging in borrowing transactions. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unit holders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these investments and limitations on the types of investments which may be held by the Trust, the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unit holders to any foreign currency related market risk or invest in derivative financial instruments. The Trust has no foreign operations and holds no long-term debt instruments.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of March 31, 2022.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2021.

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

Date: May 10, 2022

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.