Form 10-Q
period 2022-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2022-08-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (Note 3)	$6,006	$6,002

Total Assets	$6,006	$6,002

Liabilities and Trust Corpus
Accrued expenses	$276	$364

Total Liabilities	276	364
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,730	5,638

Total Liabilities and Trust Corpus	$6,006	$6,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty revenues	$23,814	$—	$36,615	$—
Interest income (expense)	3	—	4	(1)
Less: Trust administrative expenses	(541)	—	(905)	(75)

Cash earnings (loss)	$23,276	$—	$35,714	$(76)

Cash distributions	$23,273	$—	$35,710	$—

Cash distributions per unit	$1.0875	$—	$1.6687	$—

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Trust Corpus at beginning of period	$5,462	$(591)	$5,638	$59
Cash earnings (loss)	23,276	—	35,714	(76)
Decrease (increase) in accrued expenses	265	(387)	88	(961)
Cash distributions	(23,273)	—	(35,710)	—

Trust Corpus at end of period	$5,730	$(978)	$5,730	$(978)

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

The “break-even” price is calculated after the close of a quarter in accordance with the terms of the Overriding Royalty Conveyance. The “break-even” price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November, and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” price. HNS calculates the actual “break-even” price and provides such information to the Trustee.

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

Royalty Payments resumed in July 2021, attributable to the quarter ended June 30, 2021, and the Trust has received Royalty Payments attributable to the quarters ended September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022. As a result, the Trust funded the cash reserve to a balance of approximately $6.0 million as of June 30, 2022. The Trust currently intends to maintain the cash reserve at the $6.0 million level. Although the Trust received net revenues attributable to the quarters ended June 30, September 30, December 31, 2021 and March 31 and June 30, 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter or for the Trust to maintain the cash reserve at the current level.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. The Trustee believes the current cash reserve is sufficient to pay Trust fees and expenses for at least the next 12 months.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds. Any amounts set aside for the cash reserve have been invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2022 and December 31, 2021, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and six-month periods ended June 30, 2022 and 2021. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2022 and December 31, 2021, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the royalty payments received by the Trust in 2022 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below.

	Payments Received (In Thousands)
	Apr. 2022	Jan. 2022
Royalty payment as calculated	$23,053	$12,467
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	761	334

Total payment received	$23,814	$12,801

(8)	Subsequent Event

In July 2022, the Trust received a cash distribution of $30,341,265 from HNS. This payment consisted of $30,333,974, representing the royalty payment due with respect to the Trust’s Royalty Interest for the quarter ended June 30, 2022, plus $7,291 representing the amount of an underpayment by HNS, including interest on the underpayment, of the royalty payment due with respect to the quarter ended March 31, 2022. On July 20, 2022, after including $320 in accrued interest related to the cash reserve and deducting Administrative expenses of $275,633, the Trustee distributed $30,065,952 to Unit holders of record on July 15, 2022.

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

Recent Developments

The average daily closing WTI price was above the “break-even” price for the second quarter ended June 30, 2022, resulting in a quarterly payment with respect to the Royalty Interest of $30,341,265 to the Trust, after the addition of $7,291 representing an underpayment to the Trust for quarter ended March 31, 2022. Because this revenue was not received by the Trust until July 15, 2022, it will be recorded in the third quarter of 2022. In accordance with the Trust Agreement, the Trustee paid all accrued expenses of the Trust through June 30, 2022, and then distributed the excess of the cash received by the Trust over the Trust’s expenses, net of any additions to the cash reserve established for the payment of estimated liabilities before making a quarterly distribution to Unit holders. After paying the Trust’s expenses accrued through June 30, 2022 and applying accrued interest, $30,065,952 was available for distribution to unitholders. Although no addition was made to the cash reserve with respect to the Royalty Payment attributable to the second quarter of 2022, the Trustee continues to evaluate the adequacy of the cash reserve and may need to increase the amount of the cash reserve further in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended June 30, 2022, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$108.70
Average Adjusted Chargeable Costs	$72.02
Average Production Taxes	$7.21
Average Per Barrel Royalty	$29.47

Average Net Production (mb/d)	68.8

Although the Trust received net revenues attributable to the quarters ended June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive sufficient revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished and added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest and Unit holders received distributions.

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

Following the receipt of the indemnity payment from HNS in December 2020, the Trust continued to accrue Administration Expenses but did not receive any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of approximately $3.2 million attributable to the quarter ended June 30, 2021.

In July 2021, the Trust announced that the Trustee had determined to increase the Trustee’s existing cash reserve of $1.27 million by $500 thousand, funding the full amount of the cash reserve from the Royalty Payment attributable to the second quarter of 2021. In October 2021, the Trust determined to increase the Trustee’s existing cash reserve to $6.0 million, which was fully funded from the Royalty Payment attributable to the third quarter of 2021.

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

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and if the receipt of additional Royalty Payments continues to reset that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during the remainder of 2022 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month and six-month periods ended June 30, 2022 and 2021, respectively, are attributable to HNS’s operations during the three-month and six-month periods ended March 31, 2022 and 2021, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020 and 2021, and for the first and second quarters of 2022. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned maintenance programs.

The “break-even” (the price at which all taxes and prescribed deductions are equal to the WTI Price) WTI Price changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. The quarterly Royalty Payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust.

From the beginning of the first quarter of 2022 through March 31, 2022, the closing WTI crude oil spot price fluctuated between a high of $123.70 per barrel on March 8, 2022 and a low of $75.21 per barrel on each of January 1 and January 2, 2022 and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2022, which was paid to the Trust on April 15, 2022.

From the beginning of the second quarter of 2022 through June 30, 2022, the closing WTI crude oil spot price fluctuated between a high of $122.11 per barrel on June 8, 2022 and a low of $94.29 per barrel on April 11, 2022 and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the second quarter of 2022, which was paid to the Trust on July 15, 2022.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2022 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on July 12, 2022, that WTI prices will average approximately $98.77 per barrel and $92.30 per barrel in the third and fourth quarters of 2022, respectively. There can be no assurance that WTI prices for the third or fourth quarter of 2022 or beyond will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty.

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

The quarterly distribution received by the Trust from HNS in April 2022 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended December 31, 2021. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and six-month periods ended June 30, 2022 and 2021 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate payments, if any, received by the Trust in April and January 2022 and 2021. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
April 2022	03/31/22	$94.45	$32.00	2.1846	$69.91	$3.42	$21.12	73.5
Jan 2022	12/31/21	$76.91	$29.25	2.1402	$62.60	$2.73	$11.57	71.4
April 2021	03/31/21	$57.82	$29.25	2.0252	$59.24	$1.99	$0.00	74.7
Jan 2021	12/31/20	$42.66	$26.50	2.0038	$53.10	$1.39	$0.00	74.8

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Royalty Production

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The following table shows the changes between the three months ended March 31, 2022 and the three months ended March 31, 2021 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended June 30, 2022 and 2021.

		Increase (decrease)
	Three Months Ended 3/31/2022	Amount	Percent	Three Months Ended 3/31/2021
Average WTI Price	$94.45	$36.63	63.4	$57.82
Adjusted Chargeable Costs	$69.91	$10.67	18.0	$59.24
Average Production Taxes	$3.42	$1.43	71.9	$1.99
Average Per Barrel Royalty (paid)	$21.12	$21.12	—	$0.00
Average net production (mb/d)	73.5	(1.2)	(1.6)	74.7

The average WTI Price for the first quarter of 2022 increased 63.4% compared to the average WTI Price for the first quarter of 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $59.24 in the first quarter of 2021 to $69.91 in the first quarter of 2022, resulted in an 18.01% percent increase in Adjusted Chargeable Costs for the three months ended March 31, 2022. Production Taxes increased 71.9% as a result of the increase in the WTI Price for the first quarter of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. As a result, for the first time since the second quarter of 2015, Production Taxes were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. The Average Per Barrel Royalty paid increased by $21.12 as a result of the significant increase in the Average WTI Price during the three months ended March 31, 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 1.61%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended June 30, 2022, as compared to the same period in 2021 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 6/30/2022	Amount	Percent	Three Months Ended 6/30/2021

		(Dollar amounts in thousands)
Royalty revenues	$23,814	$23,814	—	$—
Cash earnings (loss)	$23,276	$23,276	—	$—
Cash distributions	$23,273	$23,273	—	$—
Administrative expenses (paid)	$541	$541	—	$—

The increase in royalty revenues, cash earnings and cash distributions for the three months ended June 30, 2022 as compared to the same period in 2021 resulted from the increase in the average WTI Price, offset by an the increase in Adjusted Chargeable Costs and average Production Taxes and a slight decline in average net production that prevailed during the three months ended June 30, 2022 as compared to same period in 2021. The increase in Administrative Expenses paid during the three months ended June 30, 2022, reflects the resumption of the payment of Trust expenses following the prior cessation of royalty revenue. The increase in the Trust corpus is primarily due to the receipt of royalty revenues.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Trust royalty revenues received during the first six months of the fiscal year are based on the Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the six months ended March 31, 2022 and the six months ended March 30, 2021, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the six months ended June 30, 2022 and 2021.

		Increase (decrease)
	Six Months Ended 3/31/2022	Amount	Percent	Six Months Ended 3/31/2021
Average WTI Price	$85.62	$35.46	70.7	$50.16
Adjusted Chargeable Costs	$66.21	$8.39	14.5	$57.82
Average Production Taxes	$3.08	$1.40	83.3	$1.68
Average Per Barrel Royalty (paid)	$16.33	$16.33	—	$0
Average net production (mb/d)	72.5	(2.3)	(3.1)	74.8

The average WTI Price for the first six months of 2022 increased 70.7% compared to the average WTI Price for the first six months of 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $59.24 in the first quarter of 2021 to $69.91 in the first quarter of 2022, resulted in a 14.5% percent increase in Adjusted Chargeable Costs for the six months ended June 30, 2022. Production Taxes increased 83.3% as a result of the increase in the WTI Price for the first quarter of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. As a result, for the first time since the second quarter of 2015, Production Taxes were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. The Average Per Barrel Royalty paid increased by $16.33 as a result of the significant increase in the Average WTI Price during the six months ended June 30, 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.1%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the six months ended June 30, 2022, as compared to the same period in 2021 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Six Months Ended 6/30/2022	Amount	Percent	Six Months Ended 6/30/2021

		(Dollar amounts in thousands)
Royalty revenues	$36,615	$36,615	—	$0
Cash earnings	$35,714	$35,790	—	$(76)
Cash distributions	$35,710	$35,710	—	$0
Administrative expenses (paid)	$905	$830	—	$75

The period-to-period increase in royalty revenues, cash earnings and cash distributions are due to the significantly higher average WTI Prices that prevailed in the fourth quarter of 2021 and the first quarter of 2022, compared to the fourth and first quarters of 2020 and 2021, respectively. The increase in Administrative Expenses paid during the six months ended June 30, 2022, reflects the resumption of Royalty Payments and the Trust’s ability to pay expenses from the royalty revenues. The decrease in accrued liabilities for Administrative Expenses relates to the Trust’s ability to resume making expense payments from royalty revenues, as well as a decrease in professional fees and other Administrative Expenses. The increase in the Trust corpus is primarily due to the receipt of royalty revenues.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of June 30, 2022.

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

Date: August 9, 2022

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.