Form 10-Q
period 2022-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2022-11-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (Note 3)	$6,009	$6,002

Total Assets	$6,009	$6,002

Liabilities and Trust Corpus
Accrued expenses	$283	$364

Total Liabilities	283	364
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,726	5,638

Total Liabilities and Trust Corpus	$6,009	$6,002

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty revenues	$30,341	$3,272	$66,956	$3,272
Interest income (expense)	4	(1)	8	(2)
Less: Trust administrative expenses	(276)	(1,100)	(1,181)	(1,175)

Cash earnings (loss)	$30,069	$2,171	$65,783	$2,095

Cash distributions	$30,066	$521	$65,776	$521

Cash distributions per unit	$1.4050	$0.0244	$3.0737	$0.0244

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Trust Corpus (deficit) at beginning of period	$5,730	$(978)	$5,638	$59
Cash earnings	30,069	2,171	65,783	2,095
(Increase) decrease in accrued expenses	(7)	671	81	(290)
Cash distributions	(30,066)	(521)	(65,776)	(521)

Trust Corpus at end of period	$5,726	$1,343	$5,726	$1,343

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

Royalty Payments resumed in July 2021, attributable to the quarter ended June 30, 2021, and the Trust has received Royalty Payments attributable to the quarters ended September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022. As a result, the Trust funded the cash reserve to a balance of approximately $6.0 million as of September 30, 2022. The Trust currently intends to maintain the cash reserve at the $6.0 million level. Although the Trust received net revenues attributable to the quarters ended June 30, September 30 and December 31, 2021 and March 31, June 30, and September 30, 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter or for the Trust to maintain the cash reserve at the current level.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2022 and December 31, 2021, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2022 and 2021. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2022 and December 31, 2021, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the Royalty Payments received by the Trust in 2022 and 2021 were adjusted by HNS to compensate for underpayments or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during these periods. Royalty Payments by HNS with respect to 2022 and 2021 were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of the Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below.

	Payments Received (In Thousands)
	July 2022	Apr. 2022	Jan. 2022	Oct. 2021	July 2021
Royalty payment as calculated	$30,334	$23,053	$12,467	$6,149	$3,272
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	7	761	334	(4)	(69)

Total payment received	$30,341	$23,814	$12,801	$6,145	$3,203

(8)	Subsequent Event

In October 2022, the Trust received a cash distribution of $15,325,874 from HNS. This payment consisted of $15,535,655, representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended September 30, 2022, less $209,781 representing the amount of an overpayment by HNS, including interest on the overpayment, of the Royalty Payment due with respect to the quarter ended June 30, 2022. On October 19, 2022, after including $4,136 in accrued interest and deducting Administrative Expenses of $282,883, the Trustee distributed $15,047,127 to Unit holders of record on October 17, 2022.

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

On August 27, 2019, BP announced that it had agreed to sell BP Alaska and its other assets and operations in Alaska for total consideration of $5.6 billion to Hilcorp Alaska, LLC and its affiliates, which are affiliates of Houston-based Hilcorp Energy Company (collectively “Hilcorp”). On June 30, 2020, Hilcorp completed its acquisition of BP’s entire upstream business in Alaska, including BP’s interest in BP Alaska, which owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and on December 18, 2020, an affiliate of Hilcorp completed its acquisition of BP’s midstream business in Alaska. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to Hilcorp North Slope, LLC, a wholly-owned subsidiary of Hilcorp Alaska, LLC. As of September 30, 2022, Hilcorp and its affiliates employ approximately 1,500 full-time employees in Alaska. Under the terms of the Trust Agreement, HNS is the successor to BP Alaska. For purposes of this Quarterly Report on Form 10-Q, “HNS” means (i) at all times prior to June 30, 2020, BP Alaska, and (ii) at all times after and including June 30, 2020, Hilcorp North Slope, LLC (formerly known as BP Alaska).

The information in this report relating to the Prudhoe Bay Unit, the calculation of Royalty Payments and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Recent Developments

The average daily closing WTI price was above the “break-even” price for the third quarter ended September 30, 2022, resulting in a quarterly payment with respect to the Royalty Interest of $15,325,874 to the Trust, after deducting $209,781 representing an overpayment to the Trust for the quarter ended June 30, 2022. Because this revenue was not received by the Trust until October 14, 2022, it will be recorded in the fourth quarter of 2022. In accordance with the Trust Agreement, the Trustee paid all accrued expenses of the Trust through September 30, 2022, and then distributed the excess of the cash received by the Trust over the Trust’s expenses, net of any additions to the cash reserve established for the payment of estimated liabilities before making a quarterly distribution to Unit holders. After paying the Trust’s expenses accrued through September 30, 2022 and including accrued interest, $15,047,127 was available for distribution to Unit holders. Although no addition was made to the cash reserve with respect to the Royalty Payment attributable to the third quarter of 2022, the Trustee continues to evaluate the adequacy of the cash reserve and may need to increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended September 30, 2022, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$91.87
Average Adjusted Chargeable Costs	$72.98
Average Production Taxes	$3.30
Average Per Barrel Royalty	$15.59
Average Net Production (mb/d)	65.6

Although the Trust received net revenues attributable to the quarters ended June 30, 2021, September 30, 2021, December 31, 2021, and the first three quarters of 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments, legislation and regulation, international hostilities, war, including Russia’s large-scale invasion of Ukraine on February 24, 2022 and the international responses thereto, including the imposition of international sanctions, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines.

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

Following the receipt of the indemnity payment from HNS in December 2020, the Trust continued to accrue Administrative Expenses but did not receive any revenues from the Royalty Interest until July 2021, when the Trust received a quarterly payment of approximately $3.2 million attributable to the quarter ended June 30, 2021.

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

The total amounts added to the cash reserve in July and October 2021 took into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for the prior five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes is sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively, are attributable to HNS’s operations during the three-month and nine-month periods ended June 30, 2022 and 2021, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020 and 2021, and for the first three quarters of 2022. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impacts of planned and unplanned maintenance programs.

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

From the beginning of the second quarter of 2022 through June 30, 2022, the closing WTI crude oil spot price fluctuated between a high of $122.11 per barrel on June 8, 2022 and a low of $94.29 per barrel on April 11, 2022, and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the second quarter of 2022, which was paid to the Trust on July 15, 2022.

From the beginning of the third quarter of 2022 through September 30, 2022, the closing WTI crude oil spot price fluctuated between a high of $108.43 per barrel between July 1, 2022 and July 4, 2022 and a low of $76.71 per barrel on September 26, 2022, and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the third quarter of 2022, which was paid to the Trust on October 14, 2022.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2022 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on October 12, 2022, that WTI prices will average approximately $85.98 per barrel in the fourth quarter of 2022 and $87.30 per barrel in the first quarter of 2023. There can be no assurance that WTI prices for the fourth quarter of 2022 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in July 2022 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended March 31, 2022. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and nine-month periods ended September 30, 2022 and 2021 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors which determined the Per Barrel Royalty used to calculate payments, if any, received by the Trust in July, April and January 2022 and 2021. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
July 2022	06/30/22	$108.70	$32.00	2.2507	$72.02	$7.21	$29.47	68.4
April 2022	03/31/22	$94.45	$32.00	2.1846	$69.91	$3.42	$21.12	73.5
Jan 2022	12/31/21	$76.91	$29.25	2.1402	$62.60	$2.73	$11.57	71.4
July 2021	06/30/21	$66.04	$29.25	2.0728	$60.63	$2.31	$3.10	70.8
April 2021	03/31/21	$57.82	$29.25	2.0252	$59.24	$1.99	$0.00	74.7
Jan 2021	12/31/20	$42.66	$26.50	2.0038	$53.10	$1.39	$0.00	74.8

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Royalty Production

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The following table shows the changes between the three months ended June 30, 2022 and the three months ended June 30, 2021 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended September 30, 2022 and 2021.

		Increase (decrease)
	Three Months Ended 6/30/2022	Amount	Percent	Three Months Ended 6/30/2021
Average WTI Price	$108.70	$42.66	64.6	$66.04
Adjusted Chargeable Costs	$72.02	$11.39	18.8	$60.63
Average Production Taxes	$7.21	$4.90	212.1	$2.31
Average Per Barrel Royalty (paid)	$29.47	$26.37	850.6	$3.10
Average net production (mb/d)	68.4	(2.4)	(3.4)	70.8

The average WTI Price for the second quarter of 2022 increased 64.6% compared to the average WTI Price for the second quarter of 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $29.25 in calendar year 2021 to $32.00 in calendar year 2022, resulted in an 18.8% percent increase in Adjusted Chargeable Costs for the three months ended June 30, 2022. Production Taxes increased 212.1% as a result of the increase in the WTI Price for the second quarter of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. As a result, Production Taxes were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. The Average Per Barrel Royalty paid increased by $26.37 as a result of the significant increase in the Average WTI Price during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.4%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended September 30, 2022, as compared to the same period in 2021 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 9/30/2022	Amount	Percent	Three Months Ended 9/30/2021
		(Dollar amounts in thousands)
Royalty revenues	$30,341	$27,069	827.3	$3,272
Cash earnings (loss)	$30,069	$27,898	1,285.0	$2,171
Cash distributions	$30,066	$29,545	5,670.8	$521
Administrative expenses (paid)	$276	$(824)	(74.9)	$1,100

The increase in royalty revenues, cash earnings and cash distributions for the three months ended September 30, 2022 as compared to the same period in 2021 resulted from the increase in the average WTI Price, offset by an the increase in Adjusted Chargeable Costs and average Production Taxes and a decline in average net production that prevailed during the three months ended September 30, 2022 as compared to same period in 2021. The decrease in Administrative Expenses paid during the three months ended September 30, 2022, reflects the resumption of the payment of Trust expenses in July 2021 following the prior cessation of royalty revenue. The increase in the Trust corpus is primarily due to the receipt of royalty revenues.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Trust royalty revenues received during the first nine months of the fiscal year are based on the Royalty Production during the first and second quarters of the fiscal year. The following table shows the changes between the nine months ended June 30, 2022 and the nine months ended June 30, 2021, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the nine months ended September 30, 2022 and 2021.

		Increase (decrease)
	Nine Months Ended 6/30/2022	Amount	Percent	Nine Months Ended 6/30/2021
Average WTI Price	$93.31	$37.86	68.3	$55.45
Adjusted Chargeable Costs	$68.15	$10.52	18.3	$57.63
Average Production Taxes	$4.45	$2.56	135.5	$1.89
Average Per Barrel Royalty (paid)	$20.71	$17.62	570.2	$3.09
Average net production (mb/d)	71.3	(2.1)	(2.9)	73.4

The average WTI Price for the nine-month period of 2022 increased 68.3% compared to the average WTI Price for the nine-month period in 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $29.25 in calendar year 2021 to $32.00 in calendar year 2022, resulted in an 18.3% percent increase in Adjusted Chargeable Costs for the nine-month period. Production Taxes increased by 135.5% as a result of the increase in the WTI Price for the second quarter of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. As a result, Production Taxes were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. The Average Per Barrel Royalty paid increased by $17.62 as a result of the significant increase in the Average WTI Price during the nine-month period in 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 2.9%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2022, as compared to the same period in 2021 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Nine Months Ended 9/30/2022	Amount	Percent	Nine Months Ended 9/30/2021
		(Dollar amounts in thousands)
Royalty revenues	$66,956	$63,684	1,946.3	$3,272
Cash earnings	$65,783	$63,688	3,040.0	$2,095
Cash distributions	$65,776	$65,255	12,525.0	$521
Administrative expenses (paid)	$1,181	$6	0.5	$1,175

The period-to-period increase in royalty revenues, cash earnings and cash distributions are due to the significantly higher average WTI Prices that prevailed in the nine-month period ended June 30, 2022, compared to the same period in 2021. Administrative Expenses paid did not change materially between the two periods. The increase in the Trust corpus is primarily due to the receipt of royalty revenues.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of September 30, 2022.

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

Date: November 9, 2022

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.