Form 10-K
period 2022-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2023-03-16
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.     ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $438,058,000.

As of March 16, 2023, 21,400,000 Units of Beneficial Interest were outstanding.

Documents incorporated by reference: NONE

PART I

ITEM 1.	BUSINESS

INTRODUCTION

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated as of February 28, 1989 (the “Trust Agreement”) among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”), The Bank of New York Mellon (formerly named The Bank of New York) (“BNYM”), as trustee, and F. James Hutchinson, co-trustee (BNY Mellon Trust of Delaware, formerly named The Bank of New York (Delaware), successor co-trustee). At the time of the execution of the Trust, BP Alaska and Standard Oil were wholly-owned subsidiaries of BP p.l.c. (“BP”).

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

Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, international hostilities, war, including, Russia’s war with Ukraine and the international responses thereto, including the imposition of international sanctions, developments in the COVID-19 pandemic, including the emergence of more contagious or virulent strains of the virus and the availability, uptake, and efficacy of vaccines.

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Item 1A, “RISK FACTORS,” and elsewhere in this report. There may be additional risks of which the Trustee is unaware or which are currently deemed immaterial.

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

The Trustee is entitled to a fee for its services and to be reimbursed for Administrative Expenses from the Royalty Payments, and the cash reserve, and other sources available to the Trustee, including indemnification and sale of Trust assets. The Trustee may also be reimbursed for liabilities of the Trust through a loan in accordance with Section 6.06 of the Trust Agreement, or a sale of assets in accordance with Section 6.02 of the Trust Agreement, in each case under limited circumstances and subject to specified conditions, if the Royalty Payments or the cash reserve are insufficient to reimburse the Trustee for any liability or loss incurred by it in the performance of its duties. The Trust Agreement also provides that the Trustee, subject to certain exceptions, shall be indemnified by, and is entitled to receive reimbursement from (i) HNS (1) whenever the assets of the Trust are insufficient or not permitted by applicable law to provide such indemnity and (2) after the termination of the Trust to the extent that the Trustee did not have actual knowledge, or should not have reasonably known, of a potential claim against the Trustee for which a reserve could have been established and used to satisfy such claim prior or a potential claim subsequent to the final distribution of assets of the Trust upon its termination or to the extent any such reserve was insufficient and (ii) the assets of the Trust during any other period, against and from any and all liability, expense, claim, damage or loss (including reasonable legal fees and expenses and those of its agents and other professionals) incurred by it, individually or as Trustee, in the administration of the Trust and the Trust assets. See “ITEM 1. BUSINESS - THE BP SUPPORT AGREEMENT”, for information about BP’s agreement to provide financial support to the Trust.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent HNS’s actual costs of production. Chargeable Costs per barrel were $20.00 during 2018, $23.75 during 2019, $26.50 during 2020, $29.25 during 2021 and $32.00 during 2022. After 2020, Chargeable Costs increase at a uniform rate of $2.75 per barrel per year, resulting in Chargeable Costs of $34.75 per barrel in 2023.

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.11 et seq. (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). The Production Tax Statutes were further amended through legislation enacted in 2014 and 2016. Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate for oil production from 25% to 35% of the annual production tax value of taxable oil, and added a stair-step per-barrel tax credit for oil production. The amount of the per barrel oil production tax credit varies based on the gross value at the point of production for each barrel of taxable oil. However, the production tax credit may not reduce a producer’s tax liability below a “minimum tax” amount. A producer’s minimum tax is computed by multiplying the gross value at the point of production of their taxable production during the calendar year by a percentage ranging from zero to 4%. The percentage used to compute the minimum tax varies based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast during the calendar year. The changes to the Production Tax Statutes under the Act became effective on January 1, 2014.

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

As a result of the 2014 Letter Agreement Amendment, any difference between the limitation as preliminarily determined for the first through third quarters of 2022 and the actual limitation for 2022 is reflected in the payment to the Trust for the fourth quarter of 2022, and not in the payment to the Trust for the first quarter of 2023.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2018:
4th Qtr. 2017	$55.48	$17.20	1.899	$32.67	$1.92	$20.89
1st Qtr. 2018	62.96	20.00	1.917	38.34	2.21	22.38
2nd Qtr. 2018	67.85	20.00	1.937	38.74	2.41	26.70
3rd Qtr. 2018	69.60	20.00	1.942	38.83	2.81	27.96
Calendar 2019
4th Qtr. 2018	$58.82	$20.00	1.941	$38.81	$2.04	$17.94
1st Qtr. 2019	54.87	23.75	1.946	46.23	1.88	6.77
2nd Qtr. 2019	59.86	23.75	1.972	46.83	2.08	10.94
3rd Qtr. 2019	56.33	23.75	1.976	46.92	1.94	7.48
Calendar 2020
4th Qtr. 2019	$57.02	$23.75	1.941	$47.04	$1.96	$8.02
1st Qtr. 2020	46.35	26.50	1.992	52.78	1.47	0
2nd Qtr. 2020	28.42	26.50	1.974	52.32	0.57	0
3rd Qtr. 2020	40.87	26.50	2.001	53.04	1.31	0
Calendar 2021
4th Qtr. 2020	$42.67	$26.50	2.004	$53.10	$1.39	$0
1st Qtr. 2021	57.87	29.25	2.025	59.24	1.99	0
2nd Qtr. 2021	66.04	29.25	2.073	60.63	2.31	3.10
3rd Qtr. 2021	70.64	29.25	2.106	61.61	2.49	6.54
Calendar 2022
4th Qtr. 2021	$76.91	$29.25	2.140	$62.60	$2.73	$11.57
1st Qtr. 2022	94.45	32.00	2.185	69.91	3.42	21.12
2nd Qtr. 2022	108.70	32.00	2.251	72.02	7.21	29.74
3rd Qtr. 2022	91.87	32.00	2.281	72.98	3.30	15.59

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

Reports to Unit Holders

After the end of each calendar year, the Trustee provides a report to the persons who held Units of record during the year containing information to enable them to make the calculations necessary for federal and Alaska income tax purposes, including the calculation of any depletion or other deduction which may be available to them for the calendar year. In addition, after the end of each calendar year, the Trustee provides Unit holders an annual report containing a copy of this Form 10-K and certain other information required by the Trust Agreement.

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2022 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2022, approximately 12.8 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2022, there were 1,107 active producing oil wells, 39 gas reinjection wells, 321 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2022 were: 8 in 2020, 3 in 2021 and 20 in 2022. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period ended December 31, 2022. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 166 barrels per day in 2018, 163 barrels per day in 2019, 162 barrels per day in 2020, 159 barrels per day in 2021, and 157 barrels per day in 2022.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2018	174.2	77.3	0.0	(a)	0.0	(a)
2019	170.2	75.5	0.0	(a)	0.0	(a)
2020	167.0	74.0	0.0	(a)	0.0	(a)
2021	159.3	70.6	0.0	(a)	0.0	(a)
2022	156.6	69.5	0.0	(a)	0.0	(a)

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

At Pump Station 1, Alyeska Pipeline Service Company (“Alyeska”), the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 20 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 2.1 million barrels of oil a day. During 2022, TAPS averaged 483,415 barrels per day, according to Alyeska.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2022, are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2023 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. HNS’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

There is no precise method of forecasting the allocation of reserve volumes to the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the 1989 Working Interests. The reserve volumes attributable to the 1989 Working Interests are estimated using an allocation of reserve volumes based on estimated future production and the average unweighted arithmetic average of the WTI Price on the first day of each month during the year ($93.67 per barrel for the 12-month period prior to December 31, 2022) in accordance with SEC regulations, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used.

Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. As a result of the 2022 SEC-defined 12-month average WTI Price of $93.67, HNS estimated net remaining proved reserves attributable to the Trust as of December 31, 2022 are 8.232 million barrels of oil, of which 7.862 million barrels are proved developed reserves and 0.370 million barrels are proved undeveloped reserves. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Additional information regarding estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2022. Based on the 2022 12-month average WTI Price of $93.67 per barrel (the unweighted arithmetic average of the WTI Price on the first day of each month during the year), other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, HNS calculated that as of December 31, 2022, production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $61.169 million and a present value of future net revenues to the Trust of $56.751 million. For the economic conditions and production forecast as of December 31, 2022, the per barrel royalty will be zero following the year 2024. Therefore, no reserves are currently attributed to the Trust after that date. In the event of changes in HNS’s current assumptions, including price, oil and condensate recoveries may be changed from the current estimates.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by HNS, which provides the information to the Trustee. HNS has advised the Trustee that its reserves process is managed by its Reserves Manager, the technical person primarily responsible for overseeing the preparation of all of its reserve estimates. HNS’ Reserves Manager has over 20 years of reservoir and operations experience, holds a Bachelor of Science in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas, and is a member of the SPE. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of HNS’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 20 years of experience with the Trust. A copy of the February 24, 2023, report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

HNS’s net production of oil and condensate allocated to the Trust from proved reserves attributable to the Trust was less than 90,000 barrels per day on an annual basis in 2018, 2019, 2020, 2021, and 2022. HNS anticipates that its average net production of oil and condensate from proved reserves attributable to the Trust will be below 90,000 barrels per day on an annual average basis during future years. See “ITEM 1A. RISK FACTORS” for additional information.

Based on the 2022 twelve-month average WTI Price of $93.67 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that royalty payments to the Trust will continue through the year 2024 and would be zero the following year. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. In order for the Trust to have associated reserves and future net revenues, the twelve-month average WTI Price per barrel must exceed the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance. Assuming a WTI price of $93.67 per barrel, which was the SEC-defined 12-month average in 2022, the projected value of the of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance is $83.03 per barrel in 2023 and $89.34 per barrel in 2024 and continues to increase thereafter.

HNS is under no obligation to make investments in development projects which would add additional non-proved resources to proved reserves and cannot make such investments without the concurrence of the Prudhoe Bay Unit working interest owners. The Prudhoe Bay Unit working interest owners regularly assess the technical and economic attractiveness of implementing projects to increase Prudhoe Bay Unit proved reserves. See “ITEM 1A. RISK FACTORS” for additional information.

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

Since the end of 2006, the corrosion monitoring and mitigation practices for the oil transit lines in the Prudhoe Bay Unit have been monitored and reviewed by the U.S. Department of Transportation (“DOT”). The construction, testing, and commissioning of the new replacement oil transit lines have been inspected by DOT inspectors. The replacement lines have been constructed and are operated and maintained in accordance with the requirements of the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”). The applicable requirements of the subsequent regulations of the PIPES Act began to be phased-in in 2012. The PIPES Act was most recently amended in December 2020. The PIPES Act of 2020 strengthens the Pipeline and Hazardous Materials Safety Administration’s safety authority and includes provisions that advance the safe transportation of energy and other hazardous materials. The Prudhoe Bay Unit is monitoring developments under the PIPES Act of 2020 and its implementing regulations. See “ITEM 1. BUSINESS - THE PRUDHOE BAY UNIT AND FIELD - COLLECTION AND TRANSPORTATION OF PRUDHOE BAY OIL” for additional information.

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

The Trust did not receive any Royalty Payments attributable to the four quarters during 2020 and the first quarter of 2021 due to, among other things, a significant decline in WTI prices. The determination of Royalty Payments is based in part on the WTI price, and is calculated as an average over the relevant quarter, lessening the effect of price swings through the period. WTI prices fell from approximately $61 per barrel at the beginning of 2020 to below $14 per barrel on April 22, 2020. During the period from January 2020 until May 2021, WTI prices remained below the price required to exceed the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. Additionally, as WTI prices change, so do the taxes and prescribed deductions, potentially increasing or decreasing the “break even” WTI price. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration (“EIA”) forecasts in its Short-Term Energy Outlook (“STEO”), released on March 7, 2023, that WTI prices will average approximately $77.10 per barrel in 2023 and $71.57 per barrel in 2024. Based on the 2022 twelve month average WTI Price of $93.67 per barrel, the projected value of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Conveyance is $83.03 per barrel in 2023 and $89.34 per barrel in 2024 and continues to increase thereafter.

The Trustee intends to retain in reserve at least $6,000,000 and potentially more, in an amount sufficient to pay Administrative Expenses for at least two years plus anticipated expenses in connection with the termination of the Trust. To the extent necessary, the Trustee will deduct from any future Royalty Payments amounts sufficient to maintain the cash reserve at this level or at a level to be determined by the Trustee in the future without prior notice to the Unit holders. In order to comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. Accordingly, if the Trust receives Royalty Payments during 2023 or subsequent periods, the amount payable to Unit holders may be reduced by amounts used to replenish or add to the cash reserve. Increases in the rate of inflation may also increase Administrative Expenses and the expenses associated with the termination of the Trust, which may necessitate an increase in the level of the reserve. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to replenish the cash reserve at any time, without advance notice to the Unit holders. See “ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” for a discussion of the cash reserve.

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

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. The impact of the COVID-19 pandemic had a significant impact on the oil industry in 2020, forcing U.S. oil prices to go negative for the first time on record. Worldwide demand for oil fell rapidly as governments closed businesses and restricted travel due to the COVID-19 pandemic and oil producers were faced with a glut of crude oil, which made it difficult for them to find space to store the oversupply. In April 2020, the oversupply of oil led to an unprecedented collapse in oil prices, forcing the contract futures price for WTI to plummet from $18 a barrel to around $(37) a barrel. Brent crude oil prices also tumbled, closing at $9.12 a barrel on April 21, 2020 down from $70 a barrel at the beginning of 2020. Several other factors contributed to 2020’s volatility. An oil price war between Russia and Saudi Arabia erupted in March 2020 when the two nations failed to reach a consensus on oil production levels. By the summer of 2020, oil prices began to rebound as nations emerged from lockdown and OPEC+ agreed to significant cuts in crude oil production. By year’s end, optimism over the rollout of multiple COVID-19 vaccines buoyed the market; in November, Brent crude oil spot prices increased to an average of $43 a barrel and WTI crude oil spot prices increased to an average of $42.30. During 2022, WTI crude oil spot prices reached a high of $123.70 on March 8, 2022 and increased to an average of $94.97 a barrel for 2022. WTI prices, particularly in the first half of 2022, were elevated by a number of factors, such as the outbreak of the war in Ukraine, supply concerns, and increased demand following recovery from the COVID-19 pandemic. WTI prices generally decreased in the second half of the year, as concerns about a possible recession reduced demand.

While oil price forecasts are highly uncertain, the EIA forecast in its STEO dated March 7, 2023, that Brent crude oil spot prices will average approximately $82.95 per barrel in 2023 and WTI crude oil spot prices will average approximately $77.10 per barrel in 2023 and $71.57 per barrel in 2024. According to the EIA forecast, it is expected that oil inventories will continue to build in 2023 and 2024, with a high demand for crude oil from refineries, with increasing global oil inventories resulting in decreasing crude oil prices beginning in the third quarter of 2023. We cannot predict future WTI prices or whether WTI prices will be at a level sufficient for the Trust to receive a positive Per Barrel Royalty in the future.

COVID-19 caused substantial disruption in the oil industry and had a negative impact on WTI prices and the receipt of Royalty Payments by the Trust.

In December 2019, a novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in Wuhan, China, and has since spread to other countries, including the United States. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. The pandemic resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments and other measures. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impact of COVID-19, the pandemic resulted in significant economic contraction. The oil industry, in particular, was substantially disrupted, both domestically and internationally, by the COVID-19 pandemic, which caused significant changes in energy fuel supply and demand. Although WTI prices have recovered significantly, we cannot predict whether the COVID pandemic will continue to have a material adverse effect on WTI prices in the future.

High rates of inflation as measured by the consumer price index will increase the Cost Adjustment Factor and decrease amounts available for Royalty Payments.

The Per Barrel Royalty is the WTI Price for any particular day, less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The Cost Adjustment Factor is a ratio that references the Consumer Price Index. The rate of inflation in the United States has increased sharply over the last two years, as reflected in increases in the Consumer Price Index. To the extent that the Consumer Price Index continues to rise, the Cost Adjustment Factor will also increase, which would decrease the future Per Barrel Royalty, negatively affecting the amount available, if any, for distribution to Unit holders.

Risks Related to WTI Price

Crude oil prices can be highly volatile as a result of many factors that are outside of the control of the Trust.

Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include changes in demand due to variations in economic activity, increased efficiency, increased demand for other types of fuel, strong production growth, new supplies from tight and shale resources, the continued effects of COVID-19 on the global economy, whether OPEC+ and other oil producing nations are willing to intervene to adjust oil prices, and the success of such intervention, to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share, shifts in inventory management strategies by international oil companies, conservation measures by consumers, increasing effects of the oil futures market and other unpredictable political, geopolitical, psychological and economic factors, particularly Russia’s war with Ukraine and the international responses thereto, including the imposition of sanctions, increased tensions between the U.S. and China and Iran, political unrest in Iran and developments with respect to the Iran nuclear deal, the collapse of Venezuela’s oil industry, tensions between North Korea and South Korea and the U.S., the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar), how the policies of the U.S. administration may influence oil production and markets, whether the U.S. government releases any of its oil reserves, expectations for global economic growth, developments relating to the U.S.-China trade dispute, events relating to the departure of the United Kingdom from the European Union, political turmoil in Libya threatening that country’s oil production and exports, ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

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

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2023. As a result, any single calculation of a calendar day will not reflect the value of the royalty paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. From the beginning of the first quarter of 2023 through March 6, 2023, the WTI crude oil spot price fluctuated between a high of $81.62 per barrel on January 23, 2023, and a low of $72.84 per barrel on January 4, 2023. The WTI crude oil spot price on March 6, 2023 was $80.64 per barrel.

Based on the 2022 twelve-month average WTI Price of $93.67 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that royalty payments to the Trust will continue through the year 2024 and would be zero in the following year. Therefore, no proved reserves are currently attributed to the Trust after that date. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. For example, as described above, daily WTI crude oil spot prices since the beginning of 2023, through March 6, 2023, have been below the 2022 twelve-month average WTI Price.

Government action, policies or regulations designed to discourage production of, reduce demand for, or promote alternatives to oil could impact the WTI Price, directly as intended or through unintended consequences.

World-wide, governments are implementing policies intended to reduce greenhouse gas emissions by decreasing both the supply of and the demand for fossil fuels, including oil products, or promote alternatives. These actions include, among others, cap and trade programs, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support transitioning to green energy sources. Political and other actors and their agents also increasingly seek to advance climate change objectives indirectly, such as by seeking to discourage or increase the cost of financing and investment in the oil industry. Depending on how policies are formulated and applied, such policies could decrease the demand for oil and the competitiveness of fossil fuels, which could materially negatively affect the WTI Price and the amount available, if any, for distribution to Unit holders.

Risks Related to Oil Production

Future Royalty Production from the Prudhoe Bay field is projected to decline and will eventually cease. Volume of production from the 1989 Working Interests varies from quarter to quarter and the decline in production has negatively affected the Trust’s revenues.

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. The 2022 average WTI Price of $93.67 per barrel, applicable under current SEC regulations, which represents the 12-month average of the first-day-of-the-month price for each month within the 12-month period prior to December 31, 2022, in addition to the annual increase in Chargeable Costs as adjusted upward by the Cost Adjustment Factor, are the primary drivers of the projected cessation of royalty payments after 2024. Even if the Trust receives Royalty Payments in future periods, such Royalty Payments may not continue based on projected production declines.

Production estimates included in this Annual Report are based on economic conditions and production forecasts as of the end of 2022, and also depend on various assumptions, projections and estimates which are continually revised and updated by HNS. These revisions could result in material changes to the projected declines in production.

HNS’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020, 2021, and 2022, and the Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In 2022, the pipeline’s average throughput increased nearly 6,000 barrels daily over 2021. 2022 was the first year since 2017 that average daily throughput increased since 2017. Nevertheless, throughput for the last four years has averaged only 483,860 barrels per day. The pipeline was designed to carry much higher volumes of oil and while Alyeska is taking or plans to take steps to mitigate the problems associated with slower oil flow through the pipeline, the EIA (which has previously forecast continued declining production from the North Slope) has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

Alaska’s Department of Revenue forecasted in fall 2022 that Alaska North Slope oil production will increase to an average of 491,700 barrels per day in the fiscal year that ends June 30, 2023, which is up from the 476,500 barrels per day produced in fiscal 2022. Production is expected to increase to 503,700 barrels per day in 2024. The forecast anticipates that oil production declines will be potentially offset by incremental production from new developments, with several new fields in the planning and development process.

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

Alaska’s Production Tax Statutes affect the calculation of the Per Barrel Royalty. Among other changes to the Production Tax Statutes, the 2013 amendments added a stair-step per-barrel tax credit for oil production, provided that a producer’s tax liability may not be reduced below the “minimum tax”. Since going into effect on January 1, 2014, the 2013 amendments had the effect of reducing Production Taxes imposed on Royalty Production. Moreover, as a result of the low oil price environment that began in mid-2014, Royalty Production has been subject to the minimum tax under the Production Tax Statutes since the first quarter of 2015. Historically, the reduction in Production Taxes has in part offset the reduction in royalty payments that resulted from declining WTI prices. During 2022, as a result of increased WTI Prices, the minimum tax did not apply, and higher taxes resulted in reduced royalty payments to the Trust.

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

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution were made for the 2020 fiscal year or the first quarter of 2021. Cash distributions on Trust units resumed in the second quarter of 2021 and continued in each of the four quarters of 2022, although there can be no assurance that cash distributions will be made in any future quarter. The amounts available for distributions by the Trust vary in response to numerous factors outside the control of the Trust or HNS, including prevailing WTI prices. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the assets were sold to a third party buyer. In addition, the market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.

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

The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles, or U.S. GAAP. Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission, the financial statements of the Trust differ from U.S. GAAP financial statements because net profits income is not accrued in the month of production, expenses are not recognized when incurred and cash reserves may be established for certain contingencies that would not be recorded in U.S. GAAP financial statements. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 3. BASIS OF ACCOUNTING”.

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

As of March 13, 2023, 21,400,000 Units were outstanding and were held by 200 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2022.

Future payments of cash distributions are dependent on such factors as prevailing WTI Prices, the relationship of the rate of change in the WTI Price to the rate of change in the Consumer Price Index, the Chargeable Costs, the rates of Production Taxes prevailing from time to time, and the actual Royalty Production from the 1989 Working Interests. See “ITEM 1. BUSINESS – THE ROYALTY INTEREST” for additional information.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion in “ITEM 1. BUSINSS – THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion in “ITEM 1. BUSINESS – THE PRUDHOE BAY UNIT AND FIELD – RESERVE ESTIMATES”, for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion in “ITEM 1. BUSINESS – THE TRUST – SALES OF ROYALTY INTEREST; BORROWRINGS AND RESERVES” for more information.

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

The total amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes is sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and as the receipt of additional Royalty Payments continues to reset that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest in any quarter during 2023 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place until termination of the Trust.

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

Termination of the Trust. There is no set termination date for the Trust. As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year. Net revenues to the Trust are calculated daily by HNS using the WTI Price, Production Taxes, and other variables as prescribed by the Overriding Royalty Conveyance applicable on that specific day. In 2020, the net revenues from the Royalty Interest were less than $1.0 million. As a result, it was possible that the Trust could have terminated as early as sometime in 2022 under this provision of the Trust Agreement.

Since the beginning of 2022 through the end of the year, the WTI Price has fluctuated from a low of $71.02 on from December 9 to December 12, 2022 to a high of $123.70 on March 8, 2022, and exceeded the estimate of $66.56 per barrel originally used to evaluate the likelihood of the Trust receiving Royalty Payments in 2022. Based on the 2022 SEC-defined twelve-month average WTI Price of $93.67 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices, Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS has estimated that production of the proved reserves would result in no Royalty Payments to the Trust following the year 2024.

Although the Trust received net revenues attributable to each of the four quarters of 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. Given the uncertainty around the continued regular receipt of net revenues from the Royalty Interest combined with the expenses of operating the Trust and the fees, costs and expenses related to the limited ability to terminate the Trust in accordance with its terms, the Trustee may explore options to terminate the trust in future. These options may include seeking consent of the Unit holders for an early termination of the Trust, among other things. A time line for termination cannot be accurately predicted.

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

When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020, 2021, and 2022. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

HNS estimates Royalty Production from the 1989 Working Interests for purposes of calculating quarterly royalty payments to the Trust because complete actual field production data for the preceding calendar quarter generally is not available by the Quarterly Record Date. To the extent that average net production from the 1989 Working Interests is below 90,000 barrels per day, calculation by HNS of actual Royalty Production data may result in revisions of prior Royalty Production estimates. Revisions by HNS of its Royalty Production calculations may result in quarterly royalty payments by HNS which reflect adjustments for overpayments or underpayments of royalties with respect to prior quarters. Such adjustments, if material, may adversely affect certain Unit holders who buy or sell Units between the Quarterly Record Dates for the Quarterly Distributions affected. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 8. ROYALTY REVENUE ADJUSTMENTS”. Because the annual statement of cash earnings and distributions of the Trust is prepared on a modified cash basis, royalty revenues for the calendar year do not include the amounts of underpayments or overpayments affecting payments received during the fourth quarter of the year.

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

From the beginning of the first quarter of 2023 through March 6, 2023, the WTI crude oil spot price fluctuated between a high of $81.62 per barrel on January 23, 2023, and a low of $72.84 per barrel on January 4, 2023. The WTI crude oil spot price on March 6, 2023 was $80.46 per barrel.

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

2022 Compared to 2021

		Increase (decrease)
	12 Months Ended 9/30/2022	Amount	Percent	12 Months Ended 9/30/2021
	(Dollars per barrel)
Average WTI Price	$92.97	$33.69	56.8	$59.28
Adjusted Chargeable Costs	$69.36	$10.72	18.3	$58.64
Average Production Taxes	$4.17	$2.13	104.4	$2.04
Average Per Barrel Royalty	$19.44	$20.84	N/A	$(1.40)
Average net royalty production (mb/d)	69.83	(1.65)	(2.3)	71.48

Average WTI prices during the twelve months ended September 30, 2022, increased by 56.8 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $123.70 during the month of March 2022 to a low of $65.57 during the month of December 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $29.95 in calendar 2021 to $32.00 in calendar 2022, resulted in the 18.3 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2022. The increase in the Average Per Barrel Royalty for the 2022 period resulted primarily from the increase in WTI prices, reduced by the increase in Adjusted Chargeable Costs. Average Production Taxes increased 104.4 percent as a result of the increase in the WTI Price for part of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. As a result, Average Production Taxes in 2022 were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. This is the first time this has occurred since the second quarter of 2015. The average net production from the 1989 Working Interest declined by 2.3 percent. This decrease was due to the naturally declining production rate from the Prudhoe Bay field. “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 7. ALASKA OIL AND GAS PRODUCTION TAX”.

		Increase (decrease)
	Year Ended 12/31/2022	Amount	Percent	Year Ended 12/31/2021
	(Dollars in thousands)
Royalty revenues	$82,283	$72,866	773.8	$9,417
Cash earnings	$80,888	$73,077	935.6	$7,811
Cash distributions	$80,823	$78,816	3927.1	$2,007
Administrative expenses	$1,464	$(141)	(8.8)	$1,605
Trust corpus at year end	$5,787	$149	2.6	$5,638

The increase in royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2022 as compared to the same period in 2021 resulted from the increase in the Average WTI Price, offset by an the increase in Adjusted Chargeable Costs and average Production Taxes and a decline in average net production that prevailed during the twelve months ended December 31, 2022 as compared to same period in 2021. The decrease in Administrative Expenses paid during the twelve months ended December 31, 2022, reflects the resumption of the payment of Trust expenses in July 2021 following the prior cessation of royalty revenue. The increase in the Trust corpus is primarily due to an increase in cash and cash equivalents and a reduction in accrued expenses.

2021 Compared to 2020

		Increase (decrease)
	12 Months Ended 9/30/2021	Amount	Percent	12 Months Ended 9/30/2020
	(Dollars per barrel)
Average WTI Price	$59.28	$16.08	37.2	$43.20
Adjusted Chargeable Costs	$58.64	$7.35	14.3	$51.29
Average Production Taxes	$2.04	$0.71	53.3	$1.3399
Average Per Barrel Royalty	$(1.40)	$8.02	85.1	$(9.42)
Average net royalty production (mb/d)	71.48	(2.95)	(4.0)	74.43

Average WTI prices during the twelve months ended September 30, 2021, increased by 37.2 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $72.82 during the month of July 2021 to a low of $39.44 during the month of October 2020. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in

Chargeable Costs from $26.50 in calendar 2020 to $29.25 in calendar 2021, resulted in the 14.3 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2021. The increase in the Average Per Barrel Royalty for the 2021 period resulted primarily from the increase in WTI prices, reduced by the increase in Adjusted Chargeable Costs. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 4.0%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 7. ALASKA OIL AND GAS PRODUCTION TAX”.

		Increase (decrease)
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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of the Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2022 and 2021, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2022 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2022 and 2021, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2022, in conformity with the modified cash basis of accounting described in note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2022, based criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis of Accounting

As described in note 3 to the financial statements, these financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the The Bank of New York Mellon Trust Company, N.A., as the Trust’s trustee (the Trustee). Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/KPMG LLP

We have served as the Company’s auditor since 1989

Dallas, Texas

March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2022 and 2021, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the financial statements), and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

Dallas, Texas

March 16, 2023

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (Note 3)	$132	$6,002
Security held to maturity (Note 4)	5,935	—

Total Assets	$6,067	$6,002

Liabilities and Trust Corpus
Accrued expenses	$280	$364

Total Liabilities	280	364
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,787	5,638

Total Liabilities and Trust Corpus	$6,067	$6,002

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except unit data)

	Year Ended December 31,
	2022	2021	2020
Royalty revenues	$82,283	$9,417	$9,269
Interest income (expense)	69	(1)	11
HNS expense reimbursement (Note 2)	—	—	538
Less: Trust administrative expenses	(1,464)	(1,605)	(1,692)

Cash earnings	$80,888	$7,811	$8,126

Cash distributions	$80,823	$2,007	$9,079

Cash distributions per unit	$3.7768	$0.0938	$0.4242

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Trust corpus at beginning of year	$5,638	$59	$898
Cash earnings	80,888	7,811	8,126
Decrease (increase) in accrued expenses	84	(225)	114
Cash distributions	(80,823)	(2,007)	(9,079)

Trust corpus at end of year	$5,787	$5,638	$59

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2022

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

During 2021, the Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest in 2021 and beyond and the anticipated timing of termination of the Trust, and has determined to further increase the cash reserve to approximately $6,000,000. After not receiving Royalty Payments attributable to the four quarters of 2020 and the first quarter of 2021, the Trust has received royalty payments for all quarters beginning with the second quarter 2021 through the quarter ended December 31, 2022. As a result, the Trustee transferred an additional $4,229,980 to the reserve in October 2021.

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and all four quarters of 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. At this time, the Trustee believes the cash reserve, is sufficient to pay Trust fees and expenses for the next 12 months.

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

In light of the Trust’s cash shortfall in December 2020, the Trust began to explore the options available under the Trust Agreement to address the issue. These steps included efforts to obtain a loan for the Trust, sell a portion of the Trust assets, or sell all of the Trust assets and taking the necessary steps to terminate the Trust. The Trustee engaged a firm with expertise in the oil industry to provide financial advisory, investment banking, valuation, and consulting services to assist the Trust in identifying potential lenders or potential purchasers of Trust assets, and to advise the Trust with respect to the timing of its potential termination pursuant to the Trust Agreement. To date, the Trust has not been successful in securing a loan, however, to the extent that the Trust receives additional revenue from the Royalty Interests, and the cash reserve is fully funded to a targeted level, a loan may no longer be necessary, even if available. Due to the uncertainty of future Royalty Payments to the Trust and the need to plan for its eventual orderly termination, there can be no assurance that the Trust would be able to secure a loan or arrange for the sale of Trust assets should it become necessary, or if it does, that any loan or sale would be on terms that are acceptable to the Trust.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2022 and 2021, and the modified basis of cash earnings and distributions and changes in Trust corpus for the years ended December 31, 2022, 2021 and 2020. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2022 and 2021 cash equivalents which represent the cash reserve consist of cash accounts and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

(4)	Security Held to Maturity

At December 31, 2022, the security held to maturity consists of a United States Treasury Bill with a book value of $5,935,000 and a market value of $5,968,000, maturing on April 20, 2023.

(5)	Royalty Interest

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

(6)	Income Taxes

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

(7)	Alaska Oil and Gas Production Tax

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

Certain of the royalty payments received by the Trust in 2022, 2021, and 2020 were adjusted by BP Alaska to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by BP Alaska of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	2022 Payments Received
	January	April	July	October
Royalty payment as calculated	$12,467	$23,053	$30,334	$15,536
Adjustment for underpayment (overpayment), plus accrued interest	334	761	7	(210)

Net payment received	$12,801	$23,814	$30,341	$15,326

	2021 Payments Received
	January	April	July	October
Royalty payment as calculated	$—	$—	$3,272	$6,149
Adjustment for underpayment (overpayment), plus accrued interest	—	—	(69)	(4)

Net payment received	$—	$—	$3,203	$6,145

	2020 Payments Received
	January	April	July	October
Royalty payment as calculated	$9,321	$—	$—	$—
Adjustment for underpayment (overpayment), plus accrued interest	16	—	—	—

Net payment received	$9,337	$—	$—	$—

(9)	Subsequent Event

In January 2023, the Trust received a cash distribution of $6,639,508 from HNS. This payment consisted of $6,613,299, representing the Royalty Payment due with respect to the Trust’s Royalty Interest for the quarter ended December 31, 2022, plus $26,209 representing the amount of an underpayment by HNS, including interest on the underpayment, of the Royalty Payment due with respect to the quarter ended September 30, 2022. On January 23, 2023, after deducting Administrative Expenses of $279,859, the Trustee distributed $6,364,996 to Unit holders of record on January 17, 2023.

Subsequent events have been evaluated through the date these financial statements are issued.

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands, except unit data):

	2022 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$12,801	$23,814	$30,341	$15,326
Interest income	—	3	4	61
Trust administrative expenses	(364)	(541)	(276)	(283)

Cash earnings (loss)	$12,437	$23,276	$30,069	$15,104
Cash distributions	$12,437	$23,273	$30,066	$15,047
Cash distributions per unit	$0.5812	$1.0875	$1.4050	$0.7031

	2021 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$—	$—	$3,272	$6,145
Interest income	(1)	—	(1)	1
Trust administrative expenses	(75)	—	(1,100)	(430)

Cash earnings (loss)	$(76)	$—	$2,171	$5,716
Cash distributions	$—	$—	$521	$1,486
Cash distributions per unit	$—	$—	$.0244	$.0694
	2020 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$9,337	$(67)	$—	$(1)
Interest income	7	4	—	—
HNS expense reimbursement	—	—	—	538
Trust administrative expenses	(253)	(689)	(288)	(462)

Cash earnings (loss)	$9,091	$(752)	$(288)	$75
Cash distributions	$9,078	$—	$—	$—
Cash distributions per unit	$0.4242	$—	$—	$—

(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited)

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2022 ($93.67 per barrel), 2021 ($66.56 per barrel), and 2020 ($39.57 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2022, 2021, and 2020, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI price for 2022, 2021 and 2020, were estimated to be 8.232, 0, and 0 million barrels, respectively (of which 7.862, 0, and 0 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2022, 2021 and 2020, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Price for 2022, 2021, and 2020 of $93.67, $66.56, and $39.57 per barrel, respectively, were as follows (in thousands):

	December 31,
	2022	2021	2020
Future cash inflows	$61,169	$—	$—
10% annual discount for estimated timing of cash flows	4,418	—	—

Standardized measure of discounted future net cash flows (a)	$56,751	$—	$—

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2022	2021	2020
Net changes in prices and production costs	$128,772	$—	$(69,163)
Net change in production taxes	—	—	2,729
Other	557	—	(25)

	129,329	—	(66,459)
Royalty income received (b)	(76,122)	—	60,943
Accretion of discount	3,544	—	—

Net increase (decrease) during the year	$56,751	$—	$(5,516)

(b)	For the purpose of this calculation, royalty income received for 2022, 2021 and 2020 includes the following:

Period October 1, 2022 through December 31, 2022	$6,640
Period October 1, 2021 through December 31, 2021	$12,801
Period October 1, 2020 through December 31, 2020	$—

The above royalty income was received by the Trust in January 2023, 2022, and 2021, respectively.

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2019	4,465
Revisions of previous estimates (1)	(16)
Production	(4,449)

December 31, 2020	—
Revisions of previous estimates	—
Production	—
December 31, 2021	—
Revisions of previous estimates (2)	12,401
Production	(4,169)
December 31, 2022	8,232
Revisions of previous estimates	—
Production	—

Proved developed reserves (thousands of barrels) as of:
December 31, 2020	—
December 31, 2021	—
December 31, 2022	7,862
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2020	—
December 31, 2021	—
December 31, 2022	370

(1)

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

(2)

The positive revision in year-end 2022 reserves reflects an increase in the WTI price from $66.56 per barrel for 2021 to $93.67 per barrel for 2022 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2022 and 2021, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. Under the economic conditions and production forecast at year end 2018, the per-barrel royalty was forecast to be zero following the year 2022. Under the economic conditions and production forecast at year end 2019, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2020, the per-barrel loyalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2021, the per-barrel loyalty was forecast to be zero following the year 2021. Under the economic conditions and production forecast at year end 2022, the per-barrel loyalty was forecast to be zero following the year 2024. This increase in economic life from year-end 2021 to year-end 2022 results in a positive revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2022.

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

As of the end of calendar year 2022, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on HNS, and that HNS has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2022.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM - OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING”.

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

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Trust has no directors or executive officers. The Trust is administered by the Trustee under the authority granted it in the Trust Agreement. The Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Trust. See “ITEM 1. BUSINESS - THE TRUST – DUTIES AND POWERS OF THE TRUSTEE” for additional information.

The Trustee may be removed with or without cause by vote of holders of a majority of the Units at a meeting called and held as provided in the Trust Agreement. At the meeting the Unit holders may appoint a successor trustee meeting the requirements set forth in the Trust Agreement. See “ITEM 1. BUSINESS - THE TRUST – RESIGNATION OR REMOVAL OF TRUSTEE” for additional information.

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

Under the Trust Agreement, the Trustee is entitled to receive on each Quarterly Record Date a quarterly fee, currently consisting of the sum of (i) a quarterly administrative fee of $.0011 per Unit outstanding on the Quarterly Record Date plus (ii) $10.00 for each payment by wire transfer to a Unit holder. The administrative service fee is subject to increase in each calendar year by the proportionate increase, if any, during the preceding calendar year in the Consumer Price Index (as defined in the Conveyance; see “ITEM 1. BUSINESS – THE ROYALTY INTEREST – COST ADJUSTMENT FACTOR” for additional information) during the preceding calendar year. The Trustee also bills the Trust for certain reimbursable expenses. There is no compensation committee or committee performing similar functions with authority to determine any compensation of the Trustee other than the fees and reimbursable expenses provided for in the Trust Agreement.

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2020	$213,378	—
2021	$229,149	—
2022	$215,538	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of March 15, 2023, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2022, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See “ITEM 11. EXECUTIVE COMPENSATION” for additional information.

The Trust has no independent directors. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” for additional information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2022 and 2021 are:

	2022	2021
Audit	$196,500	$174,000
Audit related	24,500	22,000
Tax	221,000	272,000

	$442,000	$468,000

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2022 and 2021

Statements of Cash Earnings and Distributions for the years ended December 31, 2022, 2021 and 2020

Statements of Changes in Trust Corpus for the years ended December 31, 2022, 2021 and 2020

Notes to Financial Statements

(b) Description of Exhibits

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Certification of the Trustee Pursuant to Securities Exchange Act Rules 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Trustee Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99*	Report of Miller and Lents, Ltd., dated February 24, 2023.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS - NOTE 3. BASIS OF ACCOUNTING”.

*	Filed herewith.
**

This certification is being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

March 16, 2023

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.