Form 10-Q
period 2023-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2023-05-10
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (Note 3)	$130	$132
Security held to maturity (Note 4)	5,935	5,935

Total Assets	$6,065	$6,067

Liabilities and Trust Corpus
Accrued expenses	$587	$280

Total Liabilities	587	280
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,478	5,787

Total Liabilities and Trust Corpus	$6,065	$6,067

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2023	2022
Royalty revenues	$6,640	$12,801
Interest income	3	1
Less: Trust administrative expenses	(280)	(364)

Cash earnings	$6,363	$12,438

Cash distributions	$6,365	$12,437

Cash distributions per unit	$0.2974	$0.5812

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Trust Corpus at beginning of period	$5,787	$5,638
Cash earnings	6,363	12,438
Increase in accrued expenses	(307)	(177)
Cash distributions	(6,365)	(12,437)

Trust Corpus at end of period	$5,478	$5,462

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished or otherwise added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest.

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve based on the facts and circumstances prevailing from time to time. The Trustee believes the cash reserve is sufficient to pay Trust fees and expenses for the next 12 months.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with any interest earned on the funds. Any amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain, in the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2023 and December 31, 2022, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2023 and 2022. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2023 and December 31, 2022, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(4)	Security Held to Maturity

At March 31, 2023 (December 31, 2022) the security held to maturity consists of a United States Treasury Bill with a book value of $5,935,000 ($5,935,000) and a market value of $6,034,000 ($5,968,000) maturing on April 20, 2023.

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

Certain of the Royalty Payments received by the Trust in 2023 and 2022 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received
	Jan. 2023	Jan. 2022
Royalty payment as calculated	$6,613	$12,467
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	27	334

Total payment received	$6,640	$12,801

(9)	Subsequent Event

There was no royalty payment received by the Trust in April 2023 for the quarter ended March 31, 2023.

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

On August 27, 2019, BP announced that it had agreed to sell BP Alaska and its other assets and operations in Alaska for total consideration of $5.6 billion to Hilcorp Alaska, LLC and its affiliates, which are affiliates of Houston-based Hilcorp Energy Company (collectively “Hilcorp”). On June 30, 2020, Hilcorp completed its acquisition of BP’s entire upstream business in Alaska, including BP’s interest in BP Alaska, which owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and on December 18, 2020, an affiliate of Hilcorp completed its acquisition of BP’s midstream business in Alaska. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to Hilcorp North Slope, LLC, a wholly-owned subsidiary of Hilcorp Alaska, LLC. As of March 31, 2023, Hilcorp and its affiliates employed approximately 1,500 full-time employees in Alaska. Under the terms of the Trust Agreement, HNS is the successor to BP Alaska. For purposes of this Quarterly Report on Form 10-Q, “HNS” means (i) at all times prior to June 30, 2020, BP Alaska, and (ii) at all times after and including June 30, 2020, Hilcorp North Slope, LLC (formerly known as BP Alaska).

The information in this report relating to the Prudhoe Bay Unit, the calculation of Royalty Payments and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended March 31, 2023, resulting in a negative value for the payment calculation for the quarter. There was an overpayment of $13,279 to the Trust for the quarter ended December 31, 2022. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through March 31, 2023, totaling $587,115, from the cash reserve. The Trustee continues to evaluate the adequacy of the cash reserve and may increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended March 31, 2023, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$76.17
Average Adjusted Chargeable Costs	$80.50
Average Production Taxes	$2.67
Average Per Barrel Royalty	$(7.00)
Average Net Production (mb/d)	70.3

The Trust did not receive Royalty Payments attributable to the first quarter of 2023 as a result of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. The Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). See the discussion under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Part 1, Item 1A, “RISK FACTORS,” of the 2022 Annual Report). There may be additional risks of which the Trustee is unaware or which it currently deems immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2022 Annual Report and in this report and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2022 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2022 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2022 Annual Report.

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive sufficient revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust, and has replenished and added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest.

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

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and if the receipt of additional Royalty Payments continues to reset that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during the remainder of 2023 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place until termination of the Trust.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of accrued Administrative Expenses and future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with any interest earned on the funds. Any amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended March 31, 2023 and 2022, respectively, are attributable to HNS’s operations during the three-month periods ended December 31, 2022 and 2021, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in Part 1, Item 1 of the 2022 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020, 2021 and 2022 and for the first quarter of 2023. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the fourth quarter of 2022 through December 31, 2022, the closing WTI crude oil spot price fluctuated between a high of $92.64 per barrel between October 7, 2022 and October 9, 2022 and a low of $71.02 per barrel between December 9, 2022 and December 12, 2022, and on average was above the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the fourth quarter of 2022, which was paid to the Trust on January 16, 2023.

From the beginning of the first quarter of 2023 through March 31, 2023, the closing WTI crude oil spot price fluctuated between a high of $81.62 per barrel on January 23, 2023 and a low of $66.74 per barrel on March 17, 2023, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2023.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2023 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on May 9, 2023, that WTI prices will average approximately $72.50 per barrel in the second quarter of 2023 and $73.00 per barrel in the third quarter of 2023. There can be no assurance that WTI prices for the second or third quarter of 2023 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in January 2023 was adjusted by HNS to compensate for the underpayment of royalties due to the Trust with respect to the quarter ended September 30, 2022. See Note 8 of Notes to Financial Statements (Unaudited) in Item 1. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2023 and 2022 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments received by the Trust in January 2023 and 2022. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2
Jan. 2022	12/31/21	$76.91	$29.25	2.1402	$62.60	$2.73	$11.57	71.4

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Royalty Production

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the prior fiscal year. The following table shows the changes between the three months ended December 31, 2022 and the three months ended December 31, 2021 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended March 31, 2023 and 2022.

		Increase (decrease)
	Three Months Ended 12/31/2022	Amount	Percent	Three Months Ended 12/31/2021
Average WTI Price	$82.53	$5.62	7.3	$76.91
Adjusted Chargeable Costs	$73.36	$10.76	17.2	$62.60
Average Production Taxes	$2.93	$0.20	7.3	$2.73
Average Per Barrel Royalty (paid)	$6.25	$(5.32)	(46.0)	$11.57
Average net production (mb/d)	70.2	(1.2)	(1.7)	71.4

The average WTI Price for the fourth quarter of 2022 increased 7.3% compared to the average WTI Price for the fourth quarter of 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $29.25 in calendar year 2021 to $32.00 in calendar year 2022, resulted in a 17.2% percent increase in Adjusted Chargeable Costs for the three months ended December 31, 2023. Production Taxes increased 7.3% as a result of the increase in the average WTI Price, but remained low for the quarter because Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $5.32, primarily as a result of the increase in the Adjusted Chargeable Costs between the fourth quarter of 2021 and the fourth quarter of 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 1.7%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended March 31, 2023, as compared to the same period in 2022 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 3/31/2023	Amount	Percent	Three Months Ended 3/31/2022
		(Dollar amounts in thousands)
Royalty revenues	$6,640	$(6,161)	(48.1)	$12,801
Cash earnings (loss)	$6,363	$(6,075)	(48.8)	$12,438
Cash distributions	$6,365	$(6,072)	(48.8)	$12,437
Administrative expenses (paid)	$280	$(84)	(23.1)	$364

The decrease in royalty revenues, cash earnings and cash distributions for the three months ended March 31, 2023 as compared to the same period in 2022 resulted from an increase in Adjusted Chargeable Costs and average Production Taxes and a decline in average net production that prevailed during the three months ended December 31, 2022 as compared to same period in 2021. The decrease in Administrative Expenses paid during the three months ended March 31, 2023, reflects a decrease in fees payable by the Trust, primarily due to differences in the timing of invoices. The Trust Corpus remained largely unchanged at the end of the three months ending March 31, 2023 and 2022.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of March 31, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2022.

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

Date: May 10, 2023

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.