Form 10-Q
period 2023-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2023-08-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 9, 2023, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (Note 3)	$5,620	$132
Security held to maturity (Note 4)	—	5,935

Total Assets	$5,620	$6,067

Liabilities and Trust Corpus
Accrued expenses	$157	$280

Total Liabilities	157	280
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,463	5,787

Total Liabilities and Trust Corpus	$5,620	$6,067

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalty revenues	$—	$23,814	$6,640	$36,615
Interest income	142	3	145	4
Less: Trust administrative expenses	(587)	(541)	(867)	(905)

Cash earnings (loss)	$(445)	$23,276	$5,918	$35,714

Cash distributions	$—	$23,273	$6,365	$35,710

Cash distributions per unit	$—	$1.0875	$0.2974	$1.6687

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Trust Corpus at beginning of period	$5,478	$5,462	$5,787	$5,638
Cash earnings (loss)	(445)	23,276	5,918	35,714
Decrease in accrued expenses	430	265	123	88
Cash distributions	—	(23,273)	(6,365)	(35,710)

Trust Corpus at end of period	$5,463	$5,730	$5,463	$5,730

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

On February 28, 1989, Standard Oil conveyed an overriding royalty interest (the “Royalty Interest”) to the Trust. The Trust was formed for the sole purpose of owning and administering the Royalty Interest. The Royalty Interest represents the right to receive, a per barrel royalty (the “Per Barrel Royalty”) of 16.4246% on the lesser of (a) the first 90,000 barrels of the average actual daily net production of oil and condensate per quarter or (b) the average actual daily net production of oil and condensate per quarter from HNS’s working interests as of February 28, 1989 in the Prudhoe Bay field situated on the North Slope of Alaska (the “1989 Working Interests”). Trust Unit holders are subject to the risk that production will be interrupted or discontinued or fall, on average, below 90,000 barrels per day in any quarter. BP has guaranteed the performance of BP Alaska of its payment obligations with respect to the Royalty Interest and that BP guarantee remains in place with respect to the performance of HNS of such payment obligations.

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

In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust and has replenished or otherwise added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest and Unit holders received distributions.

A novel strain of coronavirus, SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), surfaced in late 2019 and spread around the world. In March 2020, the World Health Organization characterized the disease caused by the virus—COVID-19—as a pandemic. Due to the economic impacts of the COVID-19 pandemic, the markets experienced a further decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no Royalty Payments attributable to the four quarters of 2020 or the first quarter of 2021. Therefore, the Trust was unable to make quarterly deductions to make any additions to the funds on deposit in the cash reserve since the January 2020 distribution made for Royalty Payments attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees incurred in connection with the Trust (“Administrative Expenses”) in 2020.

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

During 2021, the Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest in 2021 and beyond and the anticipated timing of termination of the Trust, and determined at that time to further increase the cash reserve to approximately $6,000,000.

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, there can be no assurance that WTI Prices will remain at levels sufficient to result in Royalty Payments to the Trust in any future quarter. The Trust did not receive net revenues attributable to the first or second quarters of 2023.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain, in the opinion of the Trustee, all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2023 and December 31, 2022, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2023 and 2022. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2023 and December 31, 2022 cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

At December 31, 2022, the security held to maturity consists of a United States Treasury Bill with a book value of $5,935,000 and a market value of $5,968,000 which matured on April 20, 2023.

(5)	Royalty Interest

At inception in February 1989, the Royalty Interest held by the Trust had a carrying value of $535,000,000. In accordance with generally accepted accounting principles, the Trust amortized the value of the Royalty Interest based on the units of production method. Such amortization was charged directly to the Trust corpus and did not affect cash earnings. In addition, the Trust periodically evaluated impairment of the Royalty Interest by comparing the undiscounted cash flows expected to be realized from the Royalty Interest to the carrying value, pursuant to the Financial Accounting Standards Board Accounting Standards Codification (ASC) 360, Property, Plant, and Equipment. If the expected future undiscounted cash flows were less than the carrying value, the Trust recognized impairment losses for the difference between the carrying value and the estimated fair value of the Royalty Interest. By December 31, 2010, the Trust had recognized accumulated amortization of $359,473,000 and aggregate impairment write-downs of $175,527,000 reducing the carrying value of the Royalty Interest to zero.

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes in 2006 and 2007, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014

On January 15, 2014, the Trustee executed a letter agreement with BP Alaska dated January 15, 2014 (the “2014 Letter Agreement”) regarding the implementation of the Act with respect to the Trust. Pursuant to the 2014 Letter Agreement, Production Taxes for the Trust’s Royalty Production will equal the tax for the relevant quarter, minus the allowable monthly stair-step per-barrel tax credits for the Royalty Production during that quarter. If there is a “minimum tax”-related limitation on the amount of the stair-step per-barrel tax credits that could otherwise be claimed for any quarter during the year, any difference between that limitation as preliminarily determined on a quarterly basis and the actual limitation for the entire year will be reflected in the payment to the Trust for the first quarter Royalty Production in the following year.

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

	Payments Received
	Jan. 2023	Apr. 2022	Jan. 2022
Royalty payment as calculated	$6,613	$23,053	$12,467
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	27	761	334

Total payment received	$6,640	$23,814	$12,801

(9)	Subsequent Event

There was no royalty payment received by the Trust in July 2023 for the quarter ended June 30, 2023.

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

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended June 30, 2023, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through June 30, 2023, totaling $156,628, from the cash reserve. The Trustee continues to evaluate the adequacy of the cash reserve and may increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended June 30, 2023, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$73.76
Average Adjusted Chargeable Costs	$81.38
Average Production Taxes	$2.57
Average Per Barrel Royalty	$(10.19)
Average Net Production (mb/d)	65.9

The Trust did not receive Royalty Payments attributable to the first or second quarters of 2023 as a result of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. The Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). See the discussion under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, international hostilities, war, including, Russia’s war with Ukraine and the international responses thereto, including the imposition of international sanctions, and developments in the COVID-19 pandemic.

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

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive sufficient revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust and has replenished and added to the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest.

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

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and if the receipt of additional Royalty Payments continues to reset that time-line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives revenues from the Royalty Interest during the remainder of 2023 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place until termination of the Trust.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the six-month periods ended June 30, 2023 and 2022, respectively, are attributable to HNS’s operations during the six-month periods ended March 31, 2023 and 2022, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020, 2021 and 2022 and for the first and second quarters of 2023. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

The “break-even” WTI Price (the price at which all taxes and prescribed deductions are equal to the WTI Price) changes over time primarily as a result of changes in the Cost Adjustment Factor, which is based on the Consumer Price Index published for the most recently past February, May, August or November and Production Taxes, as Chargeable Costs remain constant for the calendar year. Additionally, as WTI Prices change, so do the Production Taxes and prescribed deductions, potentially increasing or decreasing the “break-even” WTI Price. The quarterly Royalty Payment by HNS to the Trust is the sum of the individual revenues attributed to the Trust as calculated each day during the quarter. Any single calculation of a calendar day will not reflect the value of the dividend paid to the Trust for the quarter, nor will it reflect the estimated future value of the Trust.

From the beginning of the first quarter of 2023 through March 31, 2023, the closing WTI crude oil spot price fluctuated between a high of $81.62 per barrel on January 23, 2023 and a low of $66.74 per barrel on March 17, 2023, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2023.

From the beginning of the second quarter of 2023 through June 30, 2023, the closing WTI crude oil spot price fluctuated between a high of $83.26 per barrel on April 12, 2023 and a low of $67.12 per barrel on June 12, 2023, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the second quarter of 2023.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2023 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on July 11, 2023, that WTI prices will average approximately $73.32 per barrel in the third quarter of 2023 and $74.97 per barrel in the fourth quarter of 2023. There can be no assurance that WTI prices for the third or fourth quarter of 2023 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in January 2023 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and six-month periods ended June 30, 2023 and 2022 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments received by the Trust, if any, in April and January 2023 and 2022. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
April 2023	03/31/23	$76.17	$34.75	2.3165	$80.50	$2.67	$0.00	70.3
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2
April 2022	03/31/22	$94.45	$32.00	2.1846	$69.91	$3.42	$21.12	73.5
Jan. 2022	12/31/21	$76.91	$29.25	2.1402	$62.60	$2.73	$11.57	71.4

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Royalty Production

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The following table shows the changes between the three months ended March 31, 2023 and the three months ended March 31, 2022 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended June 30, 2023 and 2022.

		Increase (decrease)
	Three Months Ended 3/31/2023	Amount	Percent	Three Months Ended 3/31/2022
Average WTI Price	$76.17	$(18.28)	(19.4)	$94.45
Adjusted Chargeable Costs	$80.50	$10.59	15.1	$69.91
Average Production Taxes	$2.67	$(0.75)	(21.9)	$3.42
Average Per Barrel Royalty (paid)	$(7.00)	$(28.12)	(133.1)	$21.12
Average net production (mb/d)	70.3	(3.2)	(4.4)	73.5

The average WTI Price for the first quarter of 2023 decreased 19.4% compared to the average WTI Price for the first quarter of 2022. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar year 2022 to $34.75 in calendar year 2023, resulted in a 15.1% percent increase in Adjusted Chargeable Costs for the three months ended March 31, 2023. Production Taxes decreased 21.9% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1 above. The 133.1% decrease in the average Per Barrel Royalty for the period to a negative value resulted primarily from the decrease in WTI Price and the increase in Adjusted Chargeable Costs between the first quarter of 2023 and the first quarter of 2022. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 4.4%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended June 30, 2023, as compared to the same period in 2022 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 6/30/2023	Amount	Percent	Three Months Ended 6/30/2022
		(Dollar amounts in thousands)
Royalty revenues	$—	$(23,814)	(100.0)	$23,814
Cash earnings (loss)	$(445)	$(23,721)	(102.0)	$23,276
Cash distributions	$—	$(23,273)	(100.0)	$23,273
Administrative expenses (paid)	$587	$46	8.5	$541

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the non-payment of the Per Barrel Royalty as a result of the decline in average WTI Price, the increase in Adjusted Chargeable Costs that prevailed during the three months ended June 30, 2023, compared to the same period in 2022. The increase in Administrative Expenses paid during the three months ended June 30, 2023, reflects an increase in fees payable by the Trust, primarily due to differences in the timing of invoices. The Trust Corpus decreased at the end of the three months ended June 30, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Trust royalty revenues received during the first six months of the fiscal year are based on the Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the six months ended March 31, 2023 and the six months ended March 31, 2022, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the six months ended June 30, 2023 and 2022.

		Increase (decrease)
	Six Months Ended 3/31/2023	Amount	Percent	Six Months Ended 3/31/2022
Average WTI Price	$79.38	$(6.24)	(7.3)	$85.62
Adjusted Chargeable Costs	$76.89	$10.68	16.1	$66.21
Average Production Taxes	$2.80	$(0.28)	(9.1)	$3.08
Average Per Barrel Royalty (paid)	$3.16	$(13.17)	(80.6)	$16.33
Average net production (mb/d)	70.3	(2.2)	(3.0)	72.5

The average WTI Price for the six-month period in 2023 decreased 7.3% compared to the average WTI Price for the six-month period in 2022. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar year 2022 to $34.75 in calendar year 2023, resulted in a 16.1% percent increase in Adjusted Chargeable Costs for the six months ended June 30, 2023. Production Taxes decreased 9.1% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $13.17 as a result of the significant decrease in the Average WTI Price during the six months ended June 30, 2023 and increase in the Adjusted Chargeable Costs between calendar year 2023 and calendar year 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.0%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the six months ended June 30, 2023, as compared to the same period in 2022 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Six Months Ended 6/30/2023	Amount	Percent	Six Months Ended 6/30/2022
		(Dollar amounts in thousands)
Royalty revenues	$6,640	$(29,975)	(81.9)	$36,615
Cash earnings	$5,918	$(29,796)	(83.4)	$35,714
Cash distributions	$6,365	$(29,345)	(82.2)	$35,710
Administrative expenses (paid)	$867	$(38)	(4.2)	$905

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the decline in average WTI Prices and the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during the six months ended June 30, 2023, compared to the same period in 2022. The decrease in Administrative Expenses paid during the six months ended June 30, 2023, reflects a decrease in fees payable by the Trust, primarily due to differences in the timing of invoices. The Trust Corpus decreased at the end of the six months ended June 30, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the Trust’s cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of June 30, 2023.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2022.

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

Date: August 9, 2023

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.