Form 10-Q
period 2023-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2023-11-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (Note 3)	$5,534	$132
Security held to maturity (Note 4)	—	5,935

Total Assets	$5,534	$6,067

Liabilities and Trust Corpus
Accrued expenses	$305	$280

Total Liabilities	305	280
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	5,229	5,787

Total Liabilities and Trust Corpus	$5,534	$6,067

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty revenues	$—	$30,341	$6,640	$66,956
Interest income	71	4	216	8
Less: Trust administrative expenses	(157)	(276)	(1,024)	(1,181)

Cash earnings (loss)	$(86)	$30,069	$5,832	$65,783

Cash distributions	$—	$30,066	$6,365	$65,776

Cash distributions per unit	$—	$1.4050	$0.2974	$3.0737

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Trust Corpus (deficit) at beginning of period	$5,463	$5,730	$5,787	$5,638
Cash earnings (loss)	(86)	30,069	5,832	65,783
(Increase) decrease in accrued expenses	(148)	(7)	(25)	81
Cash distributions	—	(30,066)	(6,365)	(65,776)

Trust Corpus at end of period	$5,229	$5,726	$5,229	$5,726

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

During 2021, the Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest in 2021 and beyond and the anticipated timing of termination of the Trust and determined at that time to further increase the cash reserve to approximately $6,000,000.

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to the first, second or third quarters of 2023. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2023 and December 31, 2022, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2023 and 2022. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2023 and December 31, 2022, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the Royalty Payments received by the Trust in 2023 and 2022 were adjusted by HNS to compensate for underpayment or overpayment of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty Payments by HNS with respect to 2022 and 2021 quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of the Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received (In Thousands)
	Jan. 2023	July 2022	Apr. 2022	Jan. 2022
Royalty payment as calculated	$6,613	$30,334	$23,053	$12,467
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	27	7	761	334

Total payment received	$6,640	$30,341	$23,814	$12,801

(9)	Subsequent Event

There was no royalty payment received by the Trust in October 2023 for the quarter ended September 30, 2023.

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

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended September 30, 2023, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through September 30, 2023, totaling $304,989, from the cash reserve. The Trustee continues to evaluate the adequacy of the cash reserve and may increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended September 30, 2023, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$82.06
Average Adjusted Chargeable Costs	$82.15
Average Production Taxes	$2.90
Average Per Barrel Royalty	$(2.99)
Average Net Production (mb/d)	56.6

The Trust did not receive Royalty Payments attributable to the first, second, or third quarters of 2023 because of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. The Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). See the discussion under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include such matters as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, international hostilities, war, including between Russia and Ukraine and the international responses thereto, including the imposition of international sanctions, and developments in the COVID-19 pandemic.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month and nine-month periods ended September 30, 2023 and 2022, respectively, are attributable to HNS’s operations during the three-month and nine-month periods ended June 30, 2023 and 2022, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during 2018, 2019, 2020, 2021 and 2022 and for the first, second, and third quarters of 2023. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the third quarter of 2023 through September 30, 2023, the closing WTI crude oil spot price fluctuated between a high of $93.68 per barrel on September 27, 2023 and a low of $69.79 per barrel on July 3, 2023, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the third quarter of 2023.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2023 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on October 11, 2023, that WTI prices will average approximately $86.65 per barrel in the fourth quarter of 2023 and $90.64 per barrel in the first quarter of 2024. There can be no assurance that WTI prices for the fourth quarter of 2023 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in January 2023 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month and nine-month periods ended September 30, 2023 and 2022 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments received by the Trust, if any, in July, April and January 2023 and 2022. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
July 2023	06/30/23	$73.76	$34.75	2.3418	$81.38	$2.57	$0.00	65.9
April 2023	03/31/23	$76.17	$34.75	2.3165	$80.50	$2.67	$0.00	70.3
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2
July 2022	06/30/22	$108.70	$32.00	2.2507	$72.02	$7.21	$29.47	68.4
April 2022	03/31/22	$94.45	$32.00	2.1846	$69.91	$3.42	$21.12	73.5
Jan. 2022	12/31/21	$76.91	$29.25	2.1402	$62.60	$2.73	$11.57	71.4

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Royalty Production

Trust royalty revenues received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The following table shows the changes between the three months ended June 30, 2023 and the three months ended June 30, 2022 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended September 30, 2023 and 2022.

		Increase (decrease)
	Three Months Ended 6/30/2023	Amount	Percent	Three Months Ended 6/30/2022
Average WTI Price	$73.76	$(34.94)	(32.1)	$108.70
Adjusted Chargeable Costs	$81.38	$9.36	13.0	$72.02
Average Production Taxes	$2.57	$(4.64)	(64.4)	$7.21
Average Per Barrel Royalty (paid)	$(10.19)	$(39.66)	(134.6)	$29.47
Average net production (mb/d)	65.9	(2.5)	(3.7)	68.4

The average WTI Price for the second quarter of 2023 decreased 32.1% compared to the average WTI Price for the second quarter of 2022. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar year 2022 to $34.75 in calendar year 2023, resulted in a 13.0% percent increase in Adjusted Chargeable Costs for the three months ended June 30, 2023. Production Taxes decreased 64.4% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $39.66 to a negative value primarily as a result of the decrease in WTI Prices and the increase in Adjusted Chargeable Costs during the second quarter of 2023 as compared to the second quarter of 2022. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.7%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended September 30, 2023, as compared to the same period in 2022 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 9/30/2023	Amount	Percent	Three Months Ended 9/30/2022

		(Dollar amounts in thousands)
Royalty revenues	$—	$(30,341)	(100.0)	$30,341
Cash earnings (loss)	$(86)	$(30,155)	(100.3)	$30,069
Cash distributions	$—	$(30,066)	(100.0)	$30,066
Administrative expenses (paid)	$157	$(119)	(43.1)	$276

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the non-payment of the Per Barrel Royalty as a result of the decline in the average WTI Price and the increase in Adjusted Chargeable Costs that prevailed during the three months ended June 30, 2023, compared to the same period in 2022. The decrease in Administrative Expenses paid during the three months ended September 30, 2023, reflects a decrease in fees payable by the Trust, primarily due to differences in the timing of invoices. The Trust Corpus decreased at the end of the three months ended September 30, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Trust royalty revenues received during the first nine months of the fiscal year are based on the Royalty Production during the first and second quarters of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the nine months ended June 30, 2023 and the nine months ended June 30, 2022, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the nine months ended September 30, 2023 and 2022.

		Increase (decrease)
	Nine Months Ended 6/30/2023	Amount	Percent	Nine Months Ended 6/30/2022
Average WTI Price	$77.51	$(15.80)	(16.9)	$93.31
Adjusted Chargeable Costs	$78.39	$10.24	15.0	$68.15
Average Production Taxes	$2.72	$(1.73)	(38.9)	$4.45
Average Per Barrel Royalty (paid)	$(3.60)	$(24.31)	(117.4)	$20.71
Average net production (mb/d)	68.8	(2.5)	(3.5)	71.3

The average WTI Price for the nine-month period in 2023 decreased 16.9% compared to the average WTI Price for the nine-month period in 2022. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar year 2022 to $34.75 in calendar year 2023, resulted in a 15.0% percent increase in Adjusted Chargeable Costs for the nine-month period. Production Taxes decreased 38.9% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 7 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $24.31 as a result of the decrease in the Average WTI Price during the nine-month period and increase in the Adjusted Chargeable Costs between calendar year 2023 and calendar year 2022. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.5%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2023, as compared to the same period in 2022 resulting from the factors in the table above, as well as changes in the Trust’s Administrative Expenses.

		Increase (decrease)
	Nine Months Ended 9/30/2023	Amount	Percent	Nine Months Ended 9/30/2022

		(Dollar amounts in thousands)
Royalty revenues	$6,640	$(60,316)	(90.1)	$66,956
Cash earnings	$5,832	$(59,951)	(91.1)	$65,783
Cash distributions	$6,365	$(59,411)	(90.3)	$65,776
Administrative expenses (paid)	$1,024	$(157)	(13.3)	$1,181

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the decline in average WTI Prices and the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during the nine months ended June 30, 2023, compared to the same period in 2022. The decrease in Administrative Expenses paid during the nine-month period reflects a decrease in fees payable by the Trust, primarily due to differences in the timing of invoices. The Trust Corpus decreased at the end of the nine months ended September 30, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the Trust’s cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of September 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Date: November 9, 2023

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.