Form 10-K
period 2023-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2024-03-14
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2023

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

Large Accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $97,584,000.

As of March 14, 2024, 21,400,000 Units of Beneficial Interest were outstanding.

Documents incorporated by reference: NONE

PART I

ITEM 1.	BUSINESS

INTRODUCTION

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust by the BP Prudhoe Bay Royalty Trust Agreement dated as of February 28, 1989 (the “Trust Agreement”), among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”)), The Bank of New York Mellon (formerly named The Bank of New York) (“BNYM”), as trustee, and F. James Hutchinson, co-trustee (BNY Mellon Trust of Delaware, formerly named The Bank of New York (Delaware), successor co-trustee). At the time of the execution of the Trust, BP Alaska and Standard Oil were wholly-owned subsidiaries of BP p.l.c. (“BP”).

On August 27, 2019, BP announced that it had agreed to sell BP Alaska and its other assets and operations in Alaska for total consideration of $5.6 billion to Hilcorp Alaska, LLC and its affiliates, which are affiliates of Houston-based Hilcorp Energy Company (collectively “Hilcorp”). On June 30, 2020, Hilcorp completed its acquisition of BP’s entire upstream business in Alaska, including BP’s interest in BP Alaska, which owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and on December 18, 2020, an affiliate of Hilcorp completed its acquisition of BP’s midstream business in Alaska. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to Hilcorp North Slope, LLC, a wholly-owned subsidiary of Hilcorp Alaska, LLC. Under the terms of the Trust Agreement, HNS is the successor to BP Alaska. For purposes of this Annual Report on Form 10-K, “HNS” means (i) at all times prior to June 30, 2020, BP Alaska, and (ii) at all times after and including June 30, 2020, Hilcorp North Slope, LLC.

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

The Trust maintains an Internet website at https://bpt.q4web.com/home/default.aspx. The Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through the Trust’s website as soon as reasonably practicable after it files them with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including the Trust. Information contained on, or that can be accessed through, the Trust’s website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on the Trust’s website to be part of this Annual Report on Form 10-K. The Trust has included its website address as an inactive textual reference only.

The information in this report relating to the Prudhoe Bay Unit (as defined below), the calculation of Royalty Payments (as defined below) and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include matters such as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets and the timing of the termination of the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, international hostilities, war, including, Russia’s war with Ukraine, Israel’s war with Hamas, including potential escalations and geographic expansions and the international responses thereto, including the imposition of international sanctions and increase in international military intervention, and public health crises (such as the COVID-19 pandemic).

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent HNS’s actual costs of production. Chargeable Costs per barrel were $23.75 during 2019, $26.50 during 2020, $29.25 during 2021, $32.00 during 2022 and $34.75 during 2023. After 2020, Chargeable Costs increase at a uniform rate of $2.75 per barrel per year, resulting in Chargeable Costs of $37.50 per barrel in 2024.

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

As a result of the 2014 Letter Agreement Amendment, any difference between the limitation as preliminarily determined for the first through third quarters of 2023 and the actual limitation for 2023 is reflected in the payment to the Trust for the fourth quarter of 2023, and not in the payment to the Trust for the first quarter of 2024.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2019
4th Qtr. 2018	$58.82	$20.00	1.941	$38.81	$2.04	$17.94
1st Qtr. 2019	54.87	23.75	1.946	46.23	1.88	6.77
2nd Qtr. 2019	59.86	23.75	1.972	46.83	2.08	10.94
3rd Qtr. 2019	56.33	23.75	1.976	46.92	1.94	7.48
Calendar 2020
4th Qtr. 2019	$57.02	$23.75	1.941	$47.04	$1.96	$8.02
1st Qtr. 2020	46.35	26.50	1.992	52.78	1.47	0
2nd Qtr. 2020	28.42	26.50	1.974	52.32	0.57	0
3rd Qtr. 2020	40.87	26.50	2.001	53.04	1.31	0
Calendar 2021
4th Qtr. 2020	$42.67	$26.50	2.004	$53.10	$1.39	$0
1st Qtr. 2021	57.87	29.25	2.025	59.24	1.99	0
2nd Qtr. 2021	66.04	29.25	2.073	60.63	2.31	3.10
3rd Qtr. 2021	70.64	29.25	2.106	61.61	2.49	6.54
Calendar 2022
4th Qtr. 2021	$76.91	$29.25	2.140	$62.60	$2.73	$11.57
1st Qtr. 2022	94.45	32.00	2.185	69.91	3.42	21.12
2nd Qtr. 2022	108.70	32.00	2.251	72.02	7.21	29.74
3rd Qtr. 2022	91.87	32.00	2.281	72.98	3.30	15.59
Calendar 2023:
4th Qtr. 2022	$82.53	$32.00	2.292	$73.36	$2.93	$6.25
1st Qtr. 2023	76.17	34.75	2.316	80.50	2.67	0
2nd Qtr. 2023	73.76	34.75	2.342	81.38	2.57	0
3rd Qtr. 2023	82.06	34.75	2.364	82.15	2.90	0

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

The operations of HNS and the other working interest owners in the Prudhoe Bay Unit are governed by an agreement dated April 1, 1977, among the State of Alaska and the working interest owners establishing the Prudhoe Bay Unit (the “Prudhoe Bay Unit Agreement”) and an agreement dated April 1, 1977 among the working interest owners governing Prudhoe Bay Unit operations (the “Prudhoe Bay Unit Operating Agreement”).

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2023 is shown in the following table:

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2023, approximately 13.0 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2023, there were 1,121 active producing oil wells, 38 gas reinjection wells, 329 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2023, were: 3 in 2021, 20 in 2022 and 22 in 2023. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period ended December 31, 2023. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 163 barrels per day in 2019, 162 barrels per day in 2020, 159 barrels per day in 2021, 157 barrels per day in 2022, and 147 barrels per day in 2023.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2019	170.2	75.5	0.0	(a)	0.0	(a)
2020	167.0	74.0	0.0	(a)	0.0	(a)
2021	159.3	70.6	0.0	(a)	0.0	(a)
2022	156.6	69.5	0.0	(a)	0.0	(a)
2023	147.3	65.3	0.0	(a)	0.0	(a)

(a)

Having reached the cumulative condensate limit in June 2014, pursuant to the Issues Resolution Agreement all condensate produced from the Initial Participating Area (“IPA”) is now allocated to the Oil Rim IPA for accounting purposes.

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

At Pump Station 1, Alyeska Pipeline Service Company (“Alyeska”), the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 20 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 2.1 million barrels of oil a day. During 2023, TAPS averaged 469,196 barrels per day, according to Alyeska.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2023, are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2024 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. HNS’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

There is no precise method of forecasting the allocation of reserve volumes to the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the 1989 Working Interests. The reserve volumes attributable to the 1989 Working Interests are estimated using an allocation of reserve volumes based on estimated future production and the average unweighted arithmetic average of the WTI Price on the first day of each month during the year ($78.22 per barrel for the 12-month period prior to December 31, 2023) in accordance with SEC regulations, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. As a result of the 2023 SEC-defined 12-month average WTI Price of $78.22, HNS estimated net remaining proved reserves attributable to the Trust as of December 31, 2023 are zero barrels of oil, of which zero barrels are proved developed reserves and zero barrels are proved undeveloped reserves. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Additional information regarding estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, the volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. There were no contributions to proved undeveloped reserves from extensions or discoveries during 2023. Based on the 2023 SEC-defined 12-month average WTI Price of $78.22 per barrel (the unweighted arithmetic average of the WTI Price on the first day of each month during the year), other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, HNS calculated that as of December 31, 2023, production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $0 and a present value of future net revenues to the Trust of $0. In the event of changes in HNS’s current assumptions, including price, oil and condensate recoveries may be changed from the current estimates.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by HNS, which provides the information to the Trustee. HNS has advised the Trustee that its reserves process is managed by its Reserves Manager, the technical person primarily responsible for overseeing the preparation of all of its reserve estimates. HNS’ Reserves Manager has over 20 years of reservoir and operations experience, holds a Bachelor of Science in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas, and is a member of the SPE. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of HNS’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 20 years of experience with the Trust. A copy of the February 20, 2024, report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

HNS’s net production of oil and condensate allocated to the Trust from proved reserves attributable to the Trust was less than 90,000 barrels per day on an annual basis during each of the years 2019 through 2023. HNS anticipates that its average net production of oil and condensate from proved reserves attributable to the Trust will be below 90,000 barrels per day on an annual average basis during future years. See “ITEM 1A. RISK FACTORS” for additional information.

Based on the 2023 SEC-defined 12-month average WTI Price of $78.22 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that royalty payments to the Trust will be $0 in 2024. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. In order for the Trust to have associated reserves and future net revenues, the twelve-month average WTI Price per barrel must exceed the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance. Assuming a WTI price of $78.22 per barrel, which was the SEC-defined 12-month average in 2023, the projected value of the of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance is $91.95 per barrel in 2024 and $98.73 per barrel in 2025 and continues to increase thereafter.

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

Depletion Deductions

The owner of an economic interest in producing oil and gas properties is entitled to deduct an allowance for the greater of cost depletion or (if otherwise allowable) percentage depletion on each such property. A Unit holder’s deduction for cost depletion in any year is calculated by multiplying the holder’s adjusted tax basis in his Units (generally his cost less prior depletion deductions) by Royalty Production during the year and dividing that product by the sum of Royalty Production during the year and estimated remaining Royalty Production as of the end of the year. The allowance for percentage depletion generally does not apply to interests in proven oil and gas properties that were transferred after December 31, 1974 and prior to October 12, 1990. The Omnibus Budget Reconciliation Act of 1990 repealed this rule for transfers occurring on or after October 12, 1990. Unit holders who acquired their Units on or after that date may be permitted to deduct an allowance for percentage depletion if such deduction would otherwise exceed the allowable deduction for cost depletion. In order to take percentage depletion, a Unit holder must qualify for the “independent producer” exemption contained in Section 613A(c) of the Internal Revenue Code of 1986, as amended (the “Code”). Percentage depletion is based on the Unit holder’s gross income from the Trust rather than on his adjusted basis in his Units. Any deduction for cost depletion or percentage depletion allowable to a Unit holder reduces his adjusted basis in his Units for purposes of computing subsequent depletion or gain or loss on any subsequent disposition of Units.

Unit holders must maintain records of their adjusted basis in their Units, make adjustments for depletion deductions to such basis, and use the adjusted basis for the computation of gain or loss on the disposition of the Units.

Taxation of Foreign Unit Holders

Generally, a holder of Units who is a nonresident alien individual or which is a foreign corporation (a “Foreign Taxpayer”) is subject to tax on the gross income produced by the Royalty Interest at a rate equal to 30% (or at a lower treaty rate, if applicable). This tax is withheld by the Trustee and remitted directly to the United States Treasury. A Foreign Taxpayer may elect to treat the income from the Royalty Interest as effectively connected with the conduct of a United States trade or business under Code Section 871 or Section 882, or pursuant to any similar provisions of applicable treaties. If a Foreign Taxpayer makes this election, it is entitled to claim all deductions with respect to such income, but a United States federal income tax return must be filed to claim such deductions. This election once made is irrevocable unless an applicable treaty provides otherwise or unless the Secretary of the Treasury consents to a revocation.

Section 897 of the Code and the Treasury Regulations thereunder treat the Trust as if it were a United States real property holding corporation. Foreign holders owning more than five percent of the outstanding Units are subject to United States federal income tax on the gain on the disposition of their Units. Foreign Unit holders owning less than five percent of the outstanding Units are not subject to United States federal income tax on the gain on the disposition of their Units, unless they have elected under Internal Revenue Code Section 871 or Section 882 to treat the income from the Royalty Interest as effectively connected with the conduct of a United States trade or business.

If a Foreign Taxpayer is a corporation which made an election under Code Section 882(d), the corporation would also be subject to a 30% tax under Code Section 884. This tax is imposed on U.S. branch profits of a foreign corporation that are not reinvested in the U.S. trade or business. This tax is in addition to the tax on effectively connected income. The branch profits tax may be either reduced or eliminated by treaty.

Sale of Units

Generally, a Unit holder will realize gain or loss on the sale or exchange of his Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Units. Gain on the sale of Units by a holder that is not a dealer with respect to such Units will generally be treated as capital gain. However, pursuant to Code Section 1254, certain depletion deductions claimed with respect to the Units must be recaptured as ordinary income upon sale or disposition of such interest.

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

Risks Related to Royalty Payments

There were no royalty payments to unit holders attributable to the four quarters of the 2023 fiscal year and there may not be royalty payments to unit holders in the 2024 fiscal year.

The Trust did not receive any Royalty Payments attributable to the four quarters of 2023 due to, among other things, a decline in WTI prices and increase in Adjusted Chargeable Costs. The determination of Royalty Payments is based in part on the WTI price, and is calculated as an average over the relevant quarter, lessening the effect of price swings through the period. WTI prices for fiscal year 2023 were between a low of $66.74 from March 17, 2023, through March 19, 2023, and a high of $93.68 on September 27, 2023. During the 2023 fiscal year, WTI prices remained below the price required to exceed the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. Additionally, as WTI prices change, so do the taxes and prescribed deductions, potentially increasing or decreasing the “break even” WTI price. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration (“EIA”) forecasts in its Short-Term Energy Outlook (“STEO”), released on February 6, 2024, that WTI prices will average approximately $77.68 per barrel in 2024 and $74.98 per barrel in 2025. Based on the 2023 SEC-defined 12-month average WTI Price of $78.22 per barrel, the projected value of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Conveyance is $91.95 per barrel in 2024 and $98.73 per barrel in 2025 and continues to increase thereafter.

The Trustee intends to retain in reserve at least $6,000,000 and potentially more, in an amount sufficient to pay Administrative Expenses for at least two years plus anticipated expenses in connection with the termination of the Trust. To the extent necessary, the Trustee will deduct from any future Royalty Payments amounts sufficient to maintain the cash reserve at this level or at a level to be determined by the Trustee in the future without prior notice to the Unit holders. To comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. Accordingly, if the Trust receives Royalty Payments during 2024 or subsequent periods, the amount payable to Unit holders may be reduced by amounts used to replenish or add to the cash reserve. Increases in the rate of inflation may also increase Administrative Expenses and the expenses associated with the termination of the Trust, which may necessitate an increase in the level of the reserve. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to replenish the cash reserve at any time, without advance notice to the Unit holders. See “ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” for a discussion of the cash reserve.

Net revenues for the four quarters attributable to fiscal year 2023 to the Trust were less than $1,000,000 and estimated net revenues to the Trust for the 2024 fiscal year are expected to be less than $1,000,000. If net revenues are less than $1,000,000 for two consecutive years, or if 60% of Unit holders vote in favor of termination, the Trust will terminate.

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

Pursuant to the terms of the Trust Agreement, if net revenues during such two-year period have been materially and adversely impacted by an event constituting “force majeure”, the termination of the Trust may be delayed. As used in the Trust Agreement, “force majeure” means, without limitation: (i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or (ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of HNS. If delayed, the Trust would incur additional liabilities. Also, the process required by the Trust Agreement to affect a sale of assets and to terminate the Trust will cause the Trust to incur additional liabilities, including without limitation, additional Administrative Expenses. Any such additional liabilities would reduce proceeds available for distribution to Unit holders from the sale of Trust assets made in connection with a Trust termination. We cannot predict with certainty the timing of an eventual termination of the Trust.

Royalty payments by HNS to the Trust are unpredictable because such payments depend on Cushing, Oklahoma WTI spot prices, which, like crude oil prices in general, are subject to volatility.

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. During 2022, WTI crude oil spot prices reached a high of $123.70 on March 8, 2022 and increased to an average of $94.97 a barrel for 2022. WTI prices, particularly in the first half of 2022, were elevated by a number of factors, such as the outbreak of the war in Ukraine, supply concerns, and increased demand following recovery from the COVID-19 pandemic. WTI prices generally decreased in the second half of 2022, as concerns about a possible recession reduced demand. During 2023, WTI crude oil spot prices reached a high of $93.68 on September 27, 2023 but maintained an average of $77.62 a barrel for 2023. WTI prices in September 2023 were affected by a number of factors, such as a decline in crude inventories in Cushing, Oklahoma, and an extension of Saudi Arabia’s voluntary decrease in crude oil production. WTI prices generally decreased in the remainder of the year, ending the year nearly 25% lower than the high during the year, reflective, in part, of concerns regarding growth in oil demand and rising oil inventories globally.

While oil price forecasts are highly uncertain, the EIA forecast in its STEO dated February 6, 2024, that Brent crude oil spot prices will average approximately $82 per barrel in 2024 and WTI crude oil spot prices will average approximately $77.68 per barrel in 2024 and $74.98 per barrel in 2025. According to the EIA forecast, downward pressure on oil prices are expected in the second quarter of 2024 as global oil inventories increase. The forecast emphasizes that actual prices may be higher than the current forecasts as a result of ongoing risks of supply disruptions in the Middle East, particularly considering actions by Houthi forces against international shipping in the Red Sea. We cannot predict future WTI prices or whether WTI prices will be at a level sufficient for the Trust to receive a positive Per Barrel Royalty in the future.

High rates of inflation as measured by the consumer price index will increase the Cost Adjustment Factor and decrease amounts available for Royalty Payments.

The Per Barrel Royalty is the WTI Price for any particular day, less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The Cost Adjustment Factor is a ratio that references the Consumer Price Index. The rate of inflation in the United States has increased sharply over the last three years, as reflected in increases in the Consumer Price Index. To the extent that the Consumer Price Index continues to rise, the Cost Adjustment Factor will also increase, which would decrease the future Per Barrel Royalty, negatively affecting the amount available, if any, for distribution to Unit holders.

Risks Related to WTI Price

Crude oil prices can be highly volatile as a result of many factors that are outside of the control of the Trust.

Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include, among other: changes in demand due to variations in economic activity, increased efficiency demand for other types of fuel; increased efficiency standards for vehicles; crude production growth; new supplies from tight and shale resources; whether OPEC+ and other oil producing nations are willing to intervene to adjust oil prices, and the success of such intervention, to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share; shifts in inventory management strategies by international oil companies; conservation measures by consumers; increasing effects of the oil futures market; other unpredictable political, geopolitical, psychological and economic factors, particularly Russia’s war with Ukraine, conflicts in the Middle East, including Israel’s war with Hamas, and the international responses thereto, including the imposition of sanctions and military intervention, disruptions to international shipping lanes that may reduce the supply of oil; increased tensions between the U.S. and China and Iran, political unrest in Iran and developments with respect to the Iran nuclear deal, the collapse of Venezuela’s oil industry and changes in sanctions against Venezuelan oil exports, and tensions between North Korea and South Korea and the U.S.; the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar); how the policies of the U.S. administration may influence oil production and markets, whether the U.S. government continues to release its oil reserves, expectations for global economic growth, developments relating to the U.S.-China trade dispute, events relating to the departure of the United Kingdom from the European Union, political turmoil in Libya threatening that country’s oil production and exports, ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

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

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2024. As a result, any single calculation of a calendar day will not reflect the value of the royalty paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. From the beginning of the first quarter of 2024 through March 13, 2024, the WTI crude oil spot price fluctuated between a high of $79.97 per barrel on March 1, 2024, and a low of $70.38 per barrel on January 2, 2024. The WTI crude oil spot price on March 13, 2024 was $79.72 per barrel.

Based on the 2023 SEC-defined 12-month average WTI Price of $78.22, per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that there are no proved reserves attributable to the Trust for 2024 or beyond. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. For example, as described above, daily WTI crude oil spot prices since the beginning of 2024, through March 13, 2024, have generally been below the 2023 SEC-defined 12-month average WTI Price.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. The 2023 average WTI Price of $78.22, per barrel, applicable under current SEC regulations, which represents the 12-month average of the first-day-of-the-month price for each month within the 12-month period prior to December 31, 2023, in addition to the annual increase in Chargeable Costs as adjusted upward by the Cost Adjustment Factor, are the primary drivers of the projected cessation of Royalty Payments going forward. Even if the Trust receives Royalty Payments in future periods, such Royalty Payments may not continue based on projected production declines.

Production estimates included in this Annual Report are based on economic conditions and production forecasts as of the end of 2023, and also depend on various assumptions, projections and estimates which are continually revised and updated by HNS. These revisions could result in material changes to the projected declines in production.

HNS’s average net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each of the years 2019 through 2023, and the Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In 2023, the pipeline’s average throughput decreased by over 14,000 barrels daily compared to 2022. Throughput for the last four years has averaged only 477,652 barrels per day. The pipeline was designed to carry much higher volumes of oil and while Alyeska is taking or plans to take steps to mitigate the problems associated with slower oil flow through the pipeline, the EIA (which has previously forecast continued declining production from the North Slope) has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

Alaska’s Department of Revenue forecasted in fall 2023 that Alaska North Slope oil production will decrease to an average of 470,300 barrels per day in the fiscal year ending on June 30, 2024, which is a decrease from the 479,400 barrels per day produced in fiscal 2023. Production is expected to decrease to 463,800 barrels per day in 2025. The forecast anticipates that oil production declines will be potentially offset by incremental production from new developments, with several new fields in the planning and development process.

Another potential source of crude oil in Alaska lies in the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”). It is estimated that a 1.5-million-acre part of the coastal plain of ANWR known as the “1002 area” contains 11.8 billion barrels of potentially recoverable crude oil. A 40-year-old ban on energy development in the ANWR was removed when the Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA includes a provision that permits oil exploration and drilling in the 1002 area. An administration plan to hold an oil and gas lease sale in the ANWR before the end of 2019 did not take place because of certain procedural delays. The former Trump administration announced in January 2018 that it would allow new offshore oil and gas drilling in nearly all United States coastal waters, including the Arctic Ocean. However, in March 2019, a U.S. District Court judge for the District of Alaska ruled that the executive order that removed the ban on oil and gas drilling in the Arctic Ocean and parts of the North Atlantic coast was unlawful. In addition, President Biden signed an executive order placing a temporary moratorium on oil and gas activity in the ANWR on January 20, 2021, one day after the Trump administration had issued nine oil and gas leases in the refuge’s coastal plain. The order places a temporary moratorium on all activities of the Federal Government relating to the implementation of the Coastal Plain Oil and Gas Leasing Program, as established by the Record of Decision signed August 17, 2020, in the ANWR, pending a review of the program and, as appropriate and consistent with applicable law, a new, comprehensive analysis of the potential environmental impacts of the oil and gas program. The administration is still required by law to conduct a second lease sale in the Coastal Plain by December 2024 unless Congress is able to pass legislation undoing that provision of the Tax Cuts and Jobs Act.

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

Alaska’s Production Tax Statutes affect the calculation of the Per Barrel Royalty. Among other changes to the Production Tax Statutes, the 2013 amendments added a stair-step per-barrel tax credit for oil production, provided that a producer’s tax liability may not be reduced below the “minimum tax”. Since going into effect on January 1, 2014, the 2013 amendments had the effect of reducing Production Taxes imposed on Royalty Production. Moreover, as a result of the low oil price environment that began in mid-2014, Royalty Production has been subject to the minimum tax under the Production Tax Statutes since the first quarter of 2015. Historically, the reduction in Production Taxes has in part offset the reduction in royalty payments that resulted from declining WTI Prices. During 2022, as a result of increased WTI Prices, the minimum tax did not apply, and higher taxes resulted in reduced Royalty Payments to the Trust. Subsequently, as a result of the decrease in WTI Price more recently, the minimum tax is has been applicable again. However, further increases in WTI Prices in the future may again result in higher taxes that reduce any future the Royalty Payments.

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

The public trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distribution were made for the 2020 fiscal year or the first quarter of 2021. Cash distributions on Trust units resumed in the second quarter of 2021 and continued in each of the four quarters of 2022, but no cash distributions were made for the four quarters attributable to 2023 WTI prices. There can be no assurance that cash distributions will be made in any future quarter. The amounts available for distributions by the Trust vary in response to numerous factors outside the control of the Trust or HNS, including prevailing WTI prices. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the assets were sold to a third-party buyer. In addition, the market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.

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

ITEM 1C.	CYBERSECURITY

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”). As

further described in its 2023 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

BNY Mellon has implemented policies and procedures designed to detect, prevent and respond to malicious and accidental disruptions to the delivery of critical technology services. BNY Mellon’s cybersecurity strategy and procedures are embedded in its Three Lines of Defense model.

As part of its first line of defense, BNY Mellon maintains a dedicated Information Security Division (“ISD”), led by the Chief Information Security Officer (the “CISO”), that is responsible for the day-to-day management of risks from cybersecurity threats. ISD’s responsibilities include cyber threat intelligence, incident response and other cybersecurity operations aimed at enabling BNY Mellon to identify, assess and manage existing and emerging cybersecurity threats. ISD monitors for potential threats and communicates relevant risks to the CISO and other members of executive management. Additionally, ISD maintains a cybersecurity incident response and reporting process pursuant to which cybersecurity incidents are classified according to their severity based upon an assessment of multiple factors. Certain cybersecurity incidents may activate enterprise-wide resiliency processes, which include, among other things, escalation through the management and Board committee structures described below. BNY Mellon also has standing arrangements with third parties to assist BNY Mellon in identifying, assessing and managing cybersecurity threats, including in connection with risk assessments, penetration testing, legal advice and other aspects of BNY Mellon’s cybersecurity risk management and incident response processes.

BNY Mellon has a defined third-party governance framework to help manage the risk posed to it by the use of third-party service providers. BNY Mellon evaluates the risk posed by third-party service engagements based on multiple factors. BNY Mellon has protocols that seek to mitigate cybersecurity risks associated with third-party service providers based on the risk level assigned to such third party, which may include mandatory contractual obligations or the implementation of additional controls by BNY Mellon and/or the applicable service provider.

ISD is subject to ongoing review and challenge from Technology Risk Management, which is a part of the independent second line of defense risk function. Technology Risk Management, together with the broader Risk & Compliance group, is responsible for and manages BNY Mellon’s risk management framework and establishes guidance for ISD and management designed to help identify, assess and manage cybersecurity risk.

BNY Mellon’s Internal Audit function serves as the third line of defense and provides an independent view on how effectively the organization as a whole manages cybersecurity risk.

Risk Management oversight and governance

BNY Mellon’s management is responsible for assessing and managing BNY Mellon’s material risks from cybersecurity threats with oversight provided by its Board of Directors (the “Board”) and the Board committees. The Risk Committee of the Board has primary responsibility for oversight of the overall operation of BNY Mellon’s risk management framework, including policies and practices addressing cybersecurity risk, and is responsible for the oversight of the second line of defense with respect to its cybersecurity risk management responsibilities. The Technology Committee of the Board and the full Board regularly receive reports and briefings from management concerning cybersecurity matters, including any significant changes to BNY Mellon’s cybersecurity program. BNY Mellon also has protocols for escalating cybersecurity threats and incidents to the Technology Committee of the Board and the full Board. In addition, the Audit Committee of the Board monitors and oversees the performance of Internal Audit, including with respect to its cybersecurity risk management responsibilities.

At the management level, BNY Mellon’s Technology Oversight Committee, which is the senior management committee responsible for the governance and oversight of BNY Mellon’s significant technology projects and initiatives, reviews reports from management concerning ISD and is responsible for, among other things, escalating issues, including significant cybersecurity threats and incidents, to the Technology Committee of the Board. The Technology Oversight Committee is chaired by the Chief Information Officer (the “CIO”) and its members include the CISO.

BNY Mellon’s Technology Risk Committee is responsible for, among other things, overseeing and reviewing significant cybersecurity incidents. The Technology Risk Committee receives reports from management and has protocols for escalating certain issues and risks to the Senior Risk and Control Committee and the Risk Committee of the Board. The Technology Risk Committee is co-chaired by the Head of Technology Risk and Control and the Chief Technology Risk Officer, and the CISO is a member.

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO has served in that position since 2017 and previously held roles as Chief Information Officer, Chief Technology Officer, and numerous other technology management positions at other large financial institutions. BNY Mellon’s Chief Technology Risk Officer joined BNY Mellon in 2021 and previously served as Global Head of Technology Risk Management, Chief Information Security Officer, Global Head of Cyber Risk and Operational Resilience and Chief Risk Officer for Technology and Operations at other large financial institutions.

ITEM 2.	PROPERTIES

Reference is made to Item 1 for the information required by this item.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The Units are listed and traded on the New York Stock Exchange under the symbol BPT.

As of March 1, 2024, 21,400,000 Units were outstanding and were held by 197 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2023.

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

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion in “ITEM 1. BUSINESS – THE ROYALTY INTEREST” for a description of the calculation of the Per Barrel Royalty, and the discussion in “ITEM 1. BUSINESS – THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion in “ITEM 1. BUSINESS – THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” for more information.

Cash Reserve. In July 1999, the Trustee established a cash reserve to provide liquidity to the Trust during future periods in which the Trust does not receive sufficient revenues from the Royalty Interest. The Trustee has drawn funds from the cash reserve account during the quarters in which the quarterly revenues received by the Trust did not exceed the liabilities and expenses of the Trust and has replenished the reserve from deductions from quarterly distributions made to Unit holders during periods when the Trust received revenues from the Royalty Interest.

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

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and as the receipt of additional Royalty Payments resets that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives net revenues from the Royalty Interest in any quarter during 2024 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place until termination of the Trust.

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

Termination of the Trust. There is no set termination date for the Trust. As a general matter, the Trust is expected to terminate at such time the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year. Net revenues to the Trust are calculated daily by HNS using the WTI Price, Production Taxes, and other variables as prescribed by the Overriding Royalty Conveyance applicable on that specific day. Net revenues from the Royalty Interest were below $1.0 million for all four quarters in 2023. If net revenues from the Royalty Interest are below $1.0 million in 2024, it is possible that the Trust could terminate as early as sometime in 2025 under this provision of the Trust Agreement.

From the beginning of 2023 through the end of the year, the WTI Price fluctuated from a low of $66.74 from March 17 to March 19 to a high of $93.68 on September 27, 2023, and the average price was below the estimate of $93.67 per barrel originally used to evaluate the likelihood of the Trust receiving Royalty Payments in 2023. Based on the 2023 SEC-defined 12-month average WTI Price of $78.22 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices, Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS has estimated that production of the proved reserves would result in no future Royalty Payments to the Trust in 2024 or beyond.

The Trust did not receive any Royalty Revenues attributable to any of the four quarters of 2023. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter. Given the uncertainty around the continued regular receipt of net revenues from the Royalty Interest combined with the expenses of operating the Trust and the fees, costs and expenses related to the limited ability to terminate the Trust in accordance with its terms, the Trustee may explore options to terminate the trust in future. These options may include seeking consent of the Unit holders for an early termination of the Trust, among other things. A timeline for termination cannot be accurately predicted.

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

Results of Operations

Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation, particularly the invasion of Ukraine by Russia and conflicts in the Middle East, including Israel’s war with Hamas, as they affect OPEC+ and other producing countries, as well as the distribution of oil throughout the world. The effect of changing economic conditions on the demand and supply for energy throughout the world and future prices of oil cannot be accurately projected.

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

When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each of the years 2019 through 2023. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

From the beginning of the first quarter of 2024 through March 13, 2024, the WTI crude oil spot price fluctuated between a high of $79.97 per barrel on March 1, 2024, and a low of $70.38 per barrel on January 2, 2024. The WTI crude oil spot price on March 13, 2024 was $79.72 per barrel.

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

2023 Compared to 2022

		Increase (decrease)
	12 Months Ended 9/30/2023	Amount	Percent	12 Months Ended 9/30/2022
	(Dollars per barrel)
Average WTI Price	$78.63	$(14.34)	(15.4)	$92.97
Adjusted Chargeable Costs	$79.35	$9.99	14.4	$69.36
Average Production Taxes	$2.77	$(1.40)	(33.6)	$4.17
Average Per Barrel Royalty	$(3.48)	$(22.92)	(117.9)	$19.44
Average net royalty production (mb/d)	65.75	(4.08)	(5.8)	69.83

Average WTI prices during the twelve months ended September 30, 2023, decreased by 15.4 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $89.09 during the month of September 2023 to a low of $70.44 during the month of June 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar 2022 to $34.75 in calendar 2023, resulted in the 14.4 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2023. The decrease in the Average Per Barrel Royalty for the 2023 period resulted primarily from the decrease in WTI prices, and by the increase in Adjusted Chargeable Costs as compared to the same period in 2022. Average Production Taxes decreased 33.6 percent as a result of the decrease in the WTI Price in 2023 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements in Item 8 below. The average net production from the 1989 Working Interest declined by 5.8 percent. This decrease was due to the naturally declining production rate from the Prudhoe Bay field. “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 7. ALASKA OIL AND GAS PRODUCTION TAX”.

		Increase (decrease)
	Year Ended 12/31/2023	Amount	Percent	Year Ended 12/31/2022
	(Dollars in thousands)
Royalty revenues	$6,640	$(75,643)	(91.9)	$82,283
Cash earnings	$5,600	$(75,288)	(93.1)	$80,888
Cash distributions	$6,365	$(74,458)	(92.1)	$80,823
Administrative expenses	$1,327	$(137)	(9.4)	$1,464
Trust corpus at year end	$4,964	$(823)	(14.2)	$5,787

The decrease in royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2023 as compared to the same period in 2022 resulted from the significant decrease in the Average WTI Price, an increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the twelve months ended December 31, 2023 as compared to same period in 2022, offset by a decrease in Average Production Taxes. The decrease in Administrative Expenses paid during the twelve months ended December 31, 2023, primarily resulted from differences in the timing of invoices. The Trust Corpus decreased at the end of the three months ended December 31, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

2022 Compared to 2021

		Increase (decrease)
	12 Months Ended 9/30/2022	Amount	Percent	12 Months Ended 9/30/2021
	(Dollars per barrel)
Average WTI Price	$92.97	$33.69	56.8	$59.28
Adjusted Chargeable Costs	$69.36	$10.72	18.3	$58.64
Average Production Taxes	$4.17	$2.13	104.4	$2.04
Average Per Barrel Royalty	$19.44	$20.84	N/A	$(1.40)
Average net royalty production (mb/d)	69.83	(1.65)	(2.3)	71.48

Average WTI prices during the twelve months ended September 30, 2022, increased by 56.8 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $123.70 during the month of March 2022 to a low of $65.57 during the month of December 2021. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $29.95 in calendar 2021 to $32.00 in calendar 2022, resulted in the 18.3 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2022. The increase in the Average Per Barrel Royalty for the 2022 period resulted primarily from the increase in WTI prices, offset by the increase in Adjusted Chargeable Costs. Average Production Taxes increased 104.4 percent as a result of the increase in the WTI Price for part of 2022 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. HNS has informed the Trustee that the minimum tax did not apply due to the taxable value of the oil produced. As a result, Average Production Taxes in 2022 were not calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. This was the first time this has occurred since the second quarter of 2015. The average net production from the 1989 Working Interest declined by 2.3 percent. This decrease was due to the naturally declining production rate from the Prudhoe Bay field. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS – NOTE 7. ALASKA OIL AND GAS PRODUCTION TAX”.

		Increase (decrease)
	Year Ended 12/31/2022	Amount	Percent	Year Ended 12/31/2021
	(Dollars in thousands)
Royalty revenues	$82,283	$72,866	773.8	$9,417
Cash earnings	$80,888	$73,077	935.6	$7,811
Cash distributions	$80,823	$78,816	3927.1	$2,007
Administrative expenses	$1,464	$(141)	(8.8)	$1,605
Trust corpus at year end	$5,787	$149	2.6	$5,638

The increase in royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2022 as compared to the same period in 2021 resulted from the increase in the Average WTI Price, offset by an increase in Adjusted Chargeable Costs and average Production Taxes and a decline in average net production that prevailed during the twelve months ended December 31, 2022 as compared to same period in 2021. The decrease in Administrative Expenses paid during the twelve months ended December 31, 2022, reflects the resumption of the payment of Trust expenses in July 2021 following the prior cessation of royalty revenue. The increase in the Trust corpus is primarily due to an increase in cash and cash equivalents and a reduction in accrued expenses.

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of the Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2023 and 2022, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2023 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2023 and 2022, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2023, in conformity with the modified cash basis of accounting described in note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2024 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

Houston, Texas

March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2023 and 2022, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the financial statements), and our report dated March 14, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

Houston, Texas

March 14, 2024

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except Unit data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (Note 3)	$5,302	$132
Security held to maturity (Note 4)	—	5,935

Total Assets	$5,302	$6,067

Liabilities and Trust Corpus
Accrued expenses	$338	$280

Total Liabilities	338	280
Trust Corpus (40,000,000 Units of beneficial interest authorized, 21,400,000 Units issued and outstanding)	4,964	5,787

Total Liabilities and Trust Corpus	$5,302	$6,067

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except Unit data)

	Year Ended December 31,
	2023	2022	2021
Royalty revenues	$6,640	$82,283	$9,417
Interest income (expense)	287	69	(1)
Less: Trust administrative expenses	(1,327)	(1,464)	(1,605)

Cash earnings	$5,600	$80,888	$7,811

Cash distributions	$6,365	$80,823	$2,007

Cash distributions per Unit	$0.2974	$3.7768	$0.0938

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Trust corpus at beginning of year	$5,787	$5,638	$59
Cash earnings	5,600	80,888	7,811
Decrease (increase) in accrued expenses	(58)	84	(225)
Cash distributions	(6,365)	(80,823)	(2,007)

Trust corpus at end of year	$4,964	$5,787	$5,638

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2023

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve based on the facts and circumstances prevailing from time to time. The Trustee believes the cash reserve is sufficient to pay Trust fees and expenses for the next 12 months.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with interest earned on the funds. Any amounts set aside for the cash reserve are invested by the Trustee in cash, U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2023 and 2022, and the modified basis of cash earnings and distributions and changes in Trust corpus for the years ended December 31, 2023, 2022 and 2021. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2023 and 2022 cash equivalents which represent the cash reserve consist of cash accounts and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

(4)	Security Held to Maturity

There is no security held to maturity as of December 31, 2023. At December 31, 2022, the security held to maturity consisted of a United States Treasury Bill with a book value of $5,935,000 and a market value of $5,968,000, maturing on April 20, 2023.

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill aimed at encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly progressivity tax rate implemented by the 2006 Amendments and Alaska’s Clear and Equitable Share production tax, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the production tax statutes. These changes became effective on January 1, 2014.

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

Certain of the Royalty Payments received by the Trust in 2023, 2022, and 2021 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty Payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. Subsequent recalculation by HNS of Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	2023 Payments Received
	January	April	July	October
Royalty payment as calculated	$6,613	$—	$—	$—
Adjustment for underpayment (overpayment), plus accrued interest	27	—	—	—

Net payment received	$6,640	$—	$—	$—

	2022 Payments Received
	January	April	July	October
Royalty payment as calculated	$12,467	$23,053	$30,334	$15,536
Adjustment for underpayment (overpayment), plus accrued interest	334	761	7	(210)

Net payment received	$12,801	$23,814	$30,341	$15,326

	2021 Payments Received
	January	April	July	October
Royalty payment as calculated	$—	$—	$3,272	$6,149
Adjustment for underpayment (overpayment), plus accrued interest	—	—	(69)	(4)

Net payment received	$—	$—	$3,203	$6,145

(9)	Subsequent Event

There was no Royalty Payment received by the Trust in January 2024 for the quarter ended December 31, 2023.

Subsequent events have been evaluated through the date these financial statements are issued.

(10)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands, except Unit data):

	2023 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$6,640	$—	$—	$—
Interest income	3	142	71	71
Trust administrative expenses	(280)	(587)	(157)	(303)

Cash earnings (loss)	$6,363	$(445)	$(86)	$(232)
Cash distributions	$6,365	$—	$—	$—
Cash distributions per Unit	$0.2974	$—	$—	$—

	2022 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$12,801	$23,814	$30,341	$15,326
Interest income	—	3	4	61
Trust administrative expenses	(364)	(541)	(276)	(283)

Cash earnings	$12,437	$23,276	$30,069	$15,104
Cash distributions	$12,437	$23,273	$30,066	$15,047
Cash distributions per Unit	$0.5812	$1.0875	$1.4050	$0.7031

	2021 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$—	$—	$3,272	$6,145
Interest income (expense)	(1)	—	(1)	1
Trust administrative expenses	(75)	—	(1,100)	(430)

Cash earnings (loss)	$(76)	$—	$2,171	$5,716
Cash distributions	$—	$—	$521	$1,486
Cash distributions per Unit	$—	$—	$.0244	$.0694

(11)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited)

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

Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions may often be substantial. Information regarding estimates of proved reserves attributable to the combined interests of HNS and the Trust were based on reserve estimates prepared by HNS. HNS’s reserve estimates are believed to be reasonable and consistent with presently known physical data concerning the size and character of the Prudhoe Bay Field.

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2023 ($78.22 per barrel), 2022 ($93.67 per barrel) and 2021 ($66.56 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2023, 2022, and 2021, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI price for 2023, 2022 and 2021, were estimated to be 0, 8.232, and 0 million barrels, respectively (of which 0, 7.862, and 0 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2023, 2022 and 2021, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Price for 2023, 2022, and 2021 of $78.22, $93.67 and $66.56 per barrel, respectively, were as follows (in thousands):

	December 31,
	2023	2022	2021
Future cash inflows	$—	$61,169	$—
10% annual discount for estimated timing of cash flows	—	4,418	—

Standardized measure of discounted future net cash flow (a)	$—	$56,751	$—

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2023	2022	2021
Net changes in prices and production costs	$(63,330)	$128,772	$—
Net change in production taxes	5,061	—
Other	(53)	557	—

	(58,322)	129,329	—
Royalty income received (b)	—	(76,122)	—
Accretion of discount	1,571	3,544	—

Net increase (decrease) during the year	$(56,751)	$56,751	$—

(b)	For the purpose of this calculation, royalty income received for 2023, 2022 and 2021 includes the following:

Period October 1, 2023 through December 31, 2023	$—
Period October 1, 2022 through December 31, 2022	$6,640
Period October 1, 2021 through December 31, 2021	$12,801

The above royalty income was received by the Trust in January 2024, 2023, and 2022, respectively.

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2020	—
Revisions of previous estimates	—
Production	—

December 31, 2021	—
Revisions of previous estimates (1)	12,401
Production	(4,169)

December 31, 2022	8,232
Revisions of previous estimates (2)	(4,185)
Production	(4,047)

December 31, 2023	—
Proved developed reserves (thousands of barrels) as of:
December 31, 2021	—
December 31, 2022	7,862
December 31, 2023	—
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2021	—
December 31, 2022	370
December 31, 2023	—

(1)

The positive revision in year-end 2022 reserves reflects an increase in the WTI price from $66.56 per barrel for 2021 to $93.67 per barrel for 2022 using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2022 and 2021, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. Under the economic conditions and production forecast at year end 2018, the per-barrel royalty was forecast to be zero following the year 2022. Under the economic conditions and production forecast at year end 2019, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2020, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2021, the per-barrel loyalty was forecast to be zero following the year 2021. Under the economic conditions and production forecast at year end 2022, the per-barrel royalty was forecast to be zero following the year 2024. This increase in economic life from year-end 2021 to year-end 2022 results in a positive revision in reserve volumes.

(2)

The negative revision in year-end 2023 reserves reflects a decrease in the WTI price from $93.67 per barrel for 2022 to $78.22 per barrel using the 12-month average of the first-day-of-the-month price for each month in the years ended December 31, 2023 and 2022, respectively. Under the economic conditions and production forecast at year end 2014, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2015, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2016, the per-barrel royalty was forecast to be zero following the year 2018. Under the economic conditions and production forecast at year end 2017, the per-barrel royalty was forecast to be zero following the year 2019. Under the economic conditions and production forecast at year end 2018, the per-barrel royalty was forecast to be zero following the year 2022. Under the economic conditions and production forecast at year end 2019, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2020, the per-barrel royalty was forecast to be zero following the year 2020. Under the economic conditions and production forecast at year end 2021, the per-barrel loyalty was forecast to be zero following the year 2021. Under the economic conditions and production forecast at year end 2022, the per-barrel royalty was forecast to be zero following the year 2024. Under the economic conditions and production forecast at year end 2023, the per-barrel royalty was forecast to be zero following the year 2023. This decrease in economic life from year-end 2022 to year-end 2023 results in a negative revision in reserve volumes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2023.

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

As of the end of calendar year 2023, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on HNS, and that HNS has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2023.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA - REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM - OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING”.

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

The Trust has no directors or executive officers. The Trust is administered by the Trustee under the authority granted it in the Trust Agreement. The Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Trust. See “ITEM 1. BUSINESS – THE TRUST – DUTIES AND POWERS OF THE TRUSTEE” for additional information.

The Trustee may be removed with or without cause by vote of holders of a majority of the Units at a meeting called and held as provided in the Trust Agreement. At the meeting the Unit holders may appoint a successor trustee meeting the requirements set forth in the Trust Agreement. See “ITEM 1. BUSINESS – THE TRUST – RESIGNATION OR REMOVAL OF TRUSTEE” for additional information.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2021	$229,149	—
2022	$215,538	—
2023	$213,378	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of March 13, 2024, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2023, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See “ITEM 11. EXECUTIVE COMPENSATION” for additional information.

The Trust has no independent directors. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” for additional information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2023 and 2022 are:

	2023	2022
Audit	$196,500	$196,500
Audit related	24,500	24,500
Tax	230,000	221,000

	$451,000	$442,000

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2023 and 2022

Statements of Cash Earnings and Distributions for the years ended December 31, 2023, 2022 and 2021

Statements of Changes in Trust Corpus for the years ended December 31, 2023, 2022 and 2021

Notes to Financial Statements

(b) Description of Exhibits

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Certification of the Trustee Pursuant to Securities Exchange Act Rules 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Trustee Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	BP Prudhoe Bay Royalty Trust Clawback Policy, effective as of December 1, 2023.

99*	Report of Miller and Lents, Ltd., dated February 20, 2024.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS - NOTE 3. BASIS OF ACCOUNTING”.

*	Filed herewith.
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

March 14, 2024

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.