Form 10-Q
period 2024-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2024-05-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2024, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Cash and cash equivalents (Note 3)	$5,031	$5,302

Total Assets	$5,031	$5,302

Liabilities and Trust Corpus
Accrued expenses	$556	$338

Total Liabilities	556	338
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	4,475	4,964

Total Liabilities and Trust Corpus	$5,031	$5,302

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2024	2023
Royalty revenues	$—	$6,640
Interest income	67	3
Less: Trust administrative expenses	(338)	(280)

Cash earnings (loss)	$(271)	$6,363

Cash distributions	$—	$6,365

Cash distributions per unit	$—	$0.2974

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Trust Corpus at beginning of period	$4,964	$5,787
Cash earnings (loss)	(271)	6,363
Increase in accrued expenses	(218)	(307)
Cash distributions	—	(6,365)

Trust Corpus at end of period	$4,475	$5,478

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023 or the first quarter of 2024. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter.

The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. At this time, the Trustee believes the cash reserve is sufficient to pay Trust fees and expenses for the next 12 months.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2024 and December 31, 2023, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2024 and 2023. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2024 and December 31, 2023, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Certain of the Royalty Payments received by the Trust in 2023 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. No adjustments to Royalty Payments by HNS were made in the first quarter of 2024 with respect to prior quarters. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty Payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of the Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received
	Jan. 2024	Jan. 2023
Royalty payment as calculated	$—	$6,613
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	—	27

Total payment received	$—	$6,640

(8)	Subsequent Event

There was no royalty payment received by the Trust in April 2024 for the quarter ended March 31, 2024.

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

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended March 31, 2024, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through March 31, 2024, totaling $555,811, from the cash reserve. The Trustee continues to evaluate the adequacy of the cash reserve and may increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended March 31, 2024, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$77.01
Average Adjusted Chargeable Costs	$89.61
Average Production Taxes	$2.69
Average Per Barrel Royalty	$(15.28)
Average Net Production (mb/d)	66.8

The Trust did not receive Royalty Payments attributable to any quarter of 2023 or the first quarter of 2024 because of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. The Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). See the discussion under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Part 1, Item 1A, “RISK FACTORS,” of the 2023 Annual Report). There may be additional risks of which the Trustee is unaware or which it currently deems immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2023 Annual Report and in this report and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2023 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2023 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2023 Annual Report.

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

Due in part to the economic impacts of the COVID-19 pandemic in 2020, the markets experienced a decline in oil prices in response to oil demand concerns and global storage considerations. As a result of, among other things, lower oil prices and the increase in Chargeable Costs, the Trust received no revenues from the Royalty Interest attributable to the four quarters of 2020 or the first quarter of 2021. Consequently, the Trust was unable to make any additions to the funds on deposit in the cash reserve account since the January 2020 distribution made for revenues from the Royalty Interest attributable to the fourth quarter of 2019. In December 2020, the remaining funds on deposit in the cash reserve were insufficient to pay the Trustee’s Administrative Expenses in 2020 and the Trustee made a demand for indemnity and reimbursement of expenses upon HNS in accordance with the Trust Agreement in the amount of $537,835, representing the Trust’s unpaid expenses through December 18, 2020.

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

The total amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to Unit holders. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes will be sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

Given the uncertainty with respect to the amount or timing of any future revenue from the Royalty Interest combined with the expenses of operating the Trust prior to termination and the limited ability to terminate the Trust in accordance with its terms, the Trustee has determined to withhold amounts necessary, when received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. This cash reserve level assumes an orderly termination of the Trust sometime in the future based on current facts and circumstances, and as the receipt of additional Royalty Payments resets that time line, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives net revenues from the Royalty Interest in any quarter during 2024 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place through the winding up of the Trust.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended March 31, 2024 and 2023, respectively, are attributable to HNS’s operations during the three-month periods ended December 31, 2023 and 2022, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The narrative under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in Part 1, Item 1 of the 2023 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each year from 2019 through 2023 and for the first quarter of 2024. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the fourth quarter of 2023 through December 31, 2023, the closing WTI crude oil spot price fluctuated between a high of $90.79 per barrel on October 1, 2023 and a low of $68.61 per barrel on December 12, 2023, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the fourth quarter of 2023.

From the beginning of the first quarter of 2024 through March 31, 2024, the closing WTI crude oil spot price fluctuated between a high of $83.47 per barrel on March 19, 2024 and a low of $70.38 per barrel on January 2, 2024, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2024.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2024 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on May 7, 2024, that WTI prices will average $84.76 per barrel in the second quarter of 2024 and $85.50 per barrel in the third quarter of 2024. There can be no assurance that WTI prices for the second quarter of 2024 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in January 2023 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2024 and 2023 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments due to the Trust, if any, in January 2024 and 2023. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
Jan. 2024	12/31/23	$78.47	$34.75	2.3643	$82.16	$2.75	$(6.44)	67.9
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Royalty Production

Trust royalty revenues received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the prior fiscal year. The following table shows the changes between the three months ended December 31, 2023 and the three months ended December 31, 2022 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended March 31, 2024 and 2023.

		Increase (decrease)
	Three Months Ended 12/31/2023	Amount	Percent	Three Months Ended 12/31/2022
Average WTI Price	$78.47	$(4.06)	(4.9)	$82.53
Adjusted Chargeable Costs	$82.16	$8.80	12.0	$73.36
Average Production Taxes	$2.75	$(0.18)	(6.1)	$2.93
Average Per Barrel Royalty (paid)	$(6.44)	$(12.69)	(203.0)	$6.25
Average net production (mb/d)	67.9	(2.3)	(3.3)	70.2

The average WTI Price for the fourth quarter of 2023 decreased 4.9% compared to the average WTI Price for the fourth quarter of 2022. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $32.00 in calendar year 2022 to $34.75 in calendar year 2023, resulted in a 12.0% percent increase in Adjusted Chargeable Costs for the three months ended December 31, 2023. Production Taxes decreased 6.1% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $12.69 to a negative value primarily as a result of the decrease in WTI Prices and the increase in Adjusted Chargeable Costs during the fourth quarter of 2023 as compared to the fourth quarter of 2022. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.3%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended March 31, 2024, as compared to the same period in 2023 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 3/31/2024	Amount	Percent	Three Months Ended 3/31/2023

		(Dollar amounts in thousands)
Royalty revenues	$—	$(6,640)	(100.0)	$6,640
Cash earnings (loss)	$(271)	$(6,634)	(104.3)	$6,363
Cash distributions	$—	$(6,365)	(100.0)	$6,365
Administrative expenses	$338	$58	20.7	$280

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the non-payment of the Per Barrel Royalty as a result of the decline in the average WTI Price and the increase in Adjusted Chargeable Costs that prevailed during the three months ended March 31, 2024, compared to the same period in 2023. The increase in Administrative Expenses paid during the three months ended March 31, 2024, is primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the three months ended March 31, 2024 as compared to the same period in 2023 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of March 31, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2023.

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

Date: May 9, 2024

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.