Form 10-Q
period 2024-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2024-08-09
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except unit data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (Note 3)	$4,537	$5,302

Total Assets	$4,537	$5,302

Liabilities and Trust Corpus
Accrued expenses	$335	$338

Total Liabilities	335	338
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	4,202	4,964

Total Liabilities and Trust Corpus	$4,537	$5,302

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Royalty revenues	$—	$—	$—	$6,640
Interest income	62	142	129	145
Less: Trust administrative expenses	(556)	(587)	(894)	(867)

Cash earnings (loss)	$(494)	$(445)	$(765)	$5,918

Cash distributions	$—	$—	$—	$6,365

Cash distributions per unit	$—	$—	$—	$0.2974

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Trust Corpus at beginning of period	$4,475	$5,478	$4,964	$5,787
Cash earnings (loss)	(494)	(445)	(765)	5,918
Decrease in accrued expenses	221	430	3	123
Cash distributions	—	—	—	(6,365)

Trust Corpus at end of period	$4,202	$5,463	$4,202	$5,463

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023 or the first and second quarter of 2024. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2024 and December 31, 2023, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2024 and 2023. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2024 and December 31, 2023 cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the Royalty Payments received by the Trust in 2023 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. No adjustments to Royalty Payments by HNS were made in the second quarter of 2024 with respect to prior quarters. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty Payments by HNS with respect to those quarters were based on estimates by HNS of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of the Royalty Payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

	Payments Received
	Jan. 2024	Jan. 2023
Royalty payment as calculated	$—	$6,613
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	—	27

Total payment received	$—	$6,640

(8)	Subsequent Event

There was no royalty payment received by the Trust in July 2024 for the quarter ended June 30, 2024.

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

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended June 30, 2024, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through June 30, 2024, totaling $334,765, from the cash reserve. The Trustee continues to evaluate the adequacy of the cash reserve and may increase the amount of the cash reserve in the future. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended June 30, 2024, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$80.62
Average Adjusted Chargeable Costs	$90.69
Average Production Taxes	$2.83
Average Per Barrel Royalty	$(12.89)
Average Net Production (mb/d)	61.5

The Trust did not receive Royalty Payments attributable to any quarter of 2023 or the first and second quarters of 2024 because of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. The Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). See the discussion under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended June 30, 2024 and 2023, respectively, are attributable to HNS’s operations during the three-month periods ended March 31, 2024 and 2023, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each year from 2019 through 2023 and for the first and second quarters of 2024. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the second quarter of 2024 through June 30, 2024, the closing WTI crude oil spot price fluctuated between a high of $86.91 per barrel from April 5, 2024 through April 7, 2024, and a low of $73.25 per barrel on June 4, 2024, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the second quarter of 2024.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2024 will depend on, among other things, WTI Prices prevailing during the remainder of the year. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on August 6, 2024, that WTI prices will average $79.95 per barrel in the third quarter of 2024 and $81.47 per barrel in the fourth quarter of 2024. There can be no assurance that WTI prices for the third quarter of 2024 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in future periods.

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

The quarterly distribution received by the Trust from HNS in January 2023 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended June 30, 2024 and 2023 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments due to the Trust, if any, in April and January 2024 and 2023. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
April 2024	03/31/24	$77.01	$37.50	2.3895	$89.61	$2.69	$(15.28)	66.8
Jan. 2024	12/31/23	$78.47	$34.75	2.3643	$82.16	$2.75	$(6.44)	67.9
April 2023	03/31/23	$76.17	$34.75	2.3165	$80.50	$2.67	$(7.00)	70.3
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Trust royalty revenues received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The following table shows the changes between the three months ended March 31, 2024 and the three months ended March 31, 2023 in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the quarters ended June 30, 2024 and 2023.

		Increase (decrease)
	Three Months Ended 3/31/2024	Amount	Percent	Three Months Ended 3/31/2023
Average WTI Price	$77.01	$0.84	1.1	$76.17
Adjusted Chargeable Costs	$89.61	$9.11	11.3	$80.50
Average Production Taxes	$2.69	$0.02	0.7	$2.67
Average Per Barrel Royalty (paid)	$(15.28)	$(8.28)	(118.3)	$(7.00)
Average net production (mb/d)	66.8	(3.5)	(5.0)	70.3

The average WTI Price for the first quarter of 2024 increased 1.1% compared to the average WTI Price for the first quarter of 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar year 2023 to $37.50 in calendar year 2024, resulted in an 11.3% percent increase in Adjusted Chargeable Costs for the three months ended March 31, 2024. Production Taxes increased 0.7% as a result of the increase in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $8.28, remaining at a negative value, primarily as a result of the increase in Adjusted Chargeable Costs during the first quarter of 2024 as compared to the first quarter of 2023. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 5.0%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended June 30, 2024, as compared to the same period in 2023 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 6/30/2024	Amount	Percent	Three Months Ended 6/30/2023

		(Dollar amounts in thousands)
Royalty revenues	$—	$—	—	$—
Cash earnings (loss)	$(494)	$(49)	11.0	$(445)
Cash distributions	$—	$—	—	$—
Administrative expenses	$556	$(31)	(5.3)	$587

There were no royalty revenues distributed in either the second quarter of 2024 or the second quarter of 2023. The period-to-period decreases in cash earnings and cash distributions are due to the non-payment of the Per Barrel Royalty as a result of the increase in Adjusted Chargeable Costs that prevailed during the three months ended June 30, 2024, compared to the same period in 2023. The decrease in Administrative Expenses paid during the three months ended June 30, 2024, is primarily due to differences in the timing of invoices. The Trust Corpus decreased at the end of the three months ended June 30, 2024, as compared to the same period in 2023 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Trust royalty revenues received during the first six months of the fiscal year are based on the Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the six months ended March 31, 2024 and the six months ended March 31, 2023, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the six months ended June 30, 2024 and 2023.

		Increase (decrease)
	Six Months Ended 3/31/2024	Amount	Percent	Six Months Ended 3/31/2023
Average WTI Price	$77.75	$(1.63)	(2.1)	$79.38
Adjusted Chargeable Costs	$85.84	$8.95	11.6	$76.89
Average Production Taxes	$2.72	$(0.08)	(2.9)	$2.80
Average Per Barrel Royalty (paid)	$(10.81)	$(10.50)	(3,387.1)	$(0.31)
Average net production (mb/d)	67.4	(2.9)	(4.1)	70.3

The average WTI Price for the six-month period in 2024 decreased 2.1% compared to the average WTI Price for the six-month period in 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar year 2023 to $37.50 in calendar year 2024, resulted in an 11.6% percent increase in Adjusted Chargeable Costs for the six month period. Production Taxes decreased 2.9% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $10.50, remaining a negative value, primarily as a result of the decrease in the Average WTI Price during the six month period and increase in the Adjusted Chargeable Costs between calendar year 2024 and calendar year 2023. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 4.1%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the six months ended June 30, 2024, as compared to the same period in 2023 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Six Months Ended 6/30/2024	Amount	Percent	Six Months Ended 6/30/2023

		(Dollar amounts in thousands)
Royalty revenues	$—	$(6,640)	(100.0)	$6,640
Cash earnings (loss)	$(765)	$(6,683)	(112.9)	$5,918
Cash distributions	$—	$(6,365)	(100.0)	$6,365
Administrative expenses	$894	$27	3.1	$867

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the decline in average WTI Prices and the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during the six months ended June 30, 2024, compared to the same period in 2023. The increase in Administrative Expenses paid during the six months ended June 30, 2024, reflects an increase in fees payable by the Trust, primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the six months ended June 30, 2024, as compared to the same period in 2023 due to the payment of the Trust’s expenses from the Trust’s cash reserve instead of from the Per Barrel Royalty in the prior period, slightly offset by an increase in interest income.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of June 30, 2024.

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

Date: August 9, 2024

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.