Form 10-Q
period 2024-09-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2024-11-12
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 12, 2024, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (Note 3)	$4,265	$5,302

Total Assets	$4,265	$5,302

Liabilities and Trust Corpus
Accrued expenses	$156	$338

Total Liabilities	156	338
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	4,109	4,964

Total Liabilities and Trust Corpus	$4,265	$5,302

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty revenues	$—	$—	$—	$6,640
Interest income	57	71	186	216
Less: Trust administrative expenses	(329)	(157)	(1,223)	(1,024)

Cash earnings (loss)	$(272)	$(86)	$(1,037)	$5,832

Cash distributions	$—	$—	$—	$6,365

Cash distributions per unit	$—	$—	$—	$0.2974

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Trust Corpus at beginning of period	$4,202	$5,463	$4,964	$5,787
Cash earnings (loss)	(272)	(86)	(1,037)	5,832
(Increase) decrease in accrued expenses	179	(148)	182	(25)
Cash distributions	—	—	—	(6,365)

Trust Corpus at end of period	$4,109	$5,229	$4,109	$5,229

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust and Organization

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023 or the first, second or third quarters of 2024. Unless the net revenues from the Royalty Interest for the quarter ended December 31, 2024 exceed $1.0 million, the Trust will terminate on December 31, 2024 in accordance with the terms of the Trust Agreement, and the Trustee will commence the process to wind-up the Trust effective as of January 1, 2025.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. These modified cash basis financial statements are unaudited but, in the opinion of the Trustee, include all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of September 30, 2024 and December 31, 2023, and the modified cash basis of earnings and distributions and changes in Trust corpus for the three and nine-month periods ended September 30, 2024 and 2023. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of September 30, 2024 and December 31, 2023, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

Certain of the royalty payments received by the Trust in 2023 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. No adjustments to royalty payments by HNS were made in the third quarter of 2024 with respect to the prior quarter. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by HNS with respect to those quarters were based on estimates by HNS, of production levels because actual data was not available by the date on which payments were required to be made to the Trust. Subsequent recalculation by HNS of the royalty payments due based on actual production data resulted in the payment adjustments shown in the table below (in thousands).

Payments Received (In Thousands)
Jan. 2023
Royalty payment as calculated	$6,613
Adjustment for previous quarter’s underpayment (overpayment), plus accrued interest	27

Total payment received	$6,640

(8)	Subsequent Event

There was no royalty payment received by the Trust in October 2024 for the quarter ended September 30, 2024.

Subsequent events have been evaluated through the date of this report.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

BP Prudhoe Bay Royalty Trust (the “Trust”), a grantor trust, was created as a Delaware business trust pursuant to a Trust Agreement dated February 28, 1989 (the “Trust Agreement”), among The Standard Oil Company (“Standard Oil”), BP Exploration (Alaska) Inc. (“BP Alaska”) (now known as Hilcorp North Slope, LLC (“HNS”)), The Bank of New York Mellon, as trustee, and BNY Mellon Trust of Delaware (successor to The Bank of New York (Delaware)), as co-trustee. On December 15, 2010, The Bank of New York Mellon resigned as trustee and was replaced by The Bank of New York Mellon Trust Company, N.A., a national banking association, as successor trustee (the “Trustee”). At the time of formation of the Trust, Standard Oil and BP Alaska were indirect, wholly owned subsidiaries of BP p.l.c. (“BP”).

On August 27, 2019, BP announced that it had agreed to sell BP Alaska and its other assets and operations in Alaska for total consideration of $5.6 billion to Hilcorp Alaska, LLC and its affiliates, which are affiliates of Houston-based Hilcorp Energy Company (collectively “Hilcorp”). On June 30, 2020, Hilcorp completed its acquisition of BP’s entire upstream business in Alaska, including BP’s interest in BP Alaska, which owned all of BP’s upstream oil and gas interest in Alaska (including oil and gas leases in the Prudhoe Bay field), and on December 18, 2020, an affiliate of Hilcorp completed its acquisition of BP’s midstream business in Alaska. On July 1, 2020, BP Alaska, a Delaware corporation, converted to a Delaware limited liability company and changed its name to Hilcorp North Slope, LLC, a wholly owned subsidiary of Hilcorp Alaska, LLC. Under the terms of the Trust Agreement, HNS is the successor to BP Alaska. For purposes of this Quarterly Report on Form 10-Q, “HNS” means (i) at all times prior to June 30, 2020, BP Alaska, and (ii) at all times after and including June 30, 2020, Hilcorp North Slope, LLC (formerly known as BP Alaska).

The information in this report relating to the Prudhoe Bay Unit, the calculation of royalty payments and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended September 30, 2024, resulting in a negative value for the payment calculation for the quarter. However, as provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through September 30, 2024, totaling $155,847, from the cash reserve. The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended September 30, 2024, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$75.20
Average Adjusted Chargeable Costs	$90.90
Average Production Taxes	$2.61
Average Per Barrel Royalty	$(18.31)
Average Net Production (mb/d)	59.6

The Trust did not receive royalty payments attributable to any quarter of 2023 or the first, second, and third quarters of 2024 because of the decline in WTI prices, an increase in Average Adjusted Chargeable Costs and the payment of Production Taxes. Pursuant to the terms of the Trust Agreement, the Trust will terminate if the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). Unless the net revenues from the Royalty Interest for the quarter ended December 31, 2024, exceed $1.0 million, the Trust will terminate on December 31, 2024 in accordance with the terms of the Trust Agreement, and the Trustee will commence the process to wind-up the Trust effective as of January 1, 2025. The Trustee cannot predict when the wind-up of the Trust will be complete. The process for termination of the Trust is described under “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”).

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include matters such as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve targets, the timing of the termination of the Trust and eventual winding up of the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, international hostilities, war, including, Russia’s war with Ukraine, Israel’s war with Hamas, including potential escalations and geographic expansions and the international responses thereto, including the imposition of international sanctions and increase in international military intervention, particularly in the Middle East, and public health crises (such as the COVID-19 pandemic).

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Part 1, Item 1A, “RISK FACTORS,” of the 2023 Annual Report) and Part II, Item 1A. “Risk Factors”, of this Form 10-Q.

There may be additional risks of which the Trustee is unaware or which it currently deems immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2023 Annual Report and in this Form 10-Q and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

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

The total amount added to the cash reserve takes into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to Unit holders. As previously disclosed by the Trust, the Trustee increased and funded the cash reserve to a level it believes will be sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances at the time, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process.

Since the increase of the cash reserve in July 2021 to $6.0 million, the Trustee has determined to maintain the cash reserve at that level. Because the Trust has not received a royalty payment attributable to the Royalty Interest since the last quarter of 2022, the Trustee has not been able to withhold amounts to continue maintain the cash reserve at the $6.0 million level and has been applying amounts in the cash reserve to current Administrative Expenses. At September 30, 2024, the cash reserve totaled $4.1 million. To the extent that there is an additional royalty payment attributable to the Royalty Interest for the quarter ended December 31, 2024 or beyond, the Trustee will re-evaluate the adequacy of the cash reserve balance and may increase or decrease it without notice to Unit holders. Accordingly, even if the Trust receives net revenues from the Royalty Interest in the fourth quarter of 2024 or beyond, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may need to withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter. The Trustee intends to keep the cash reserve program in place through the winding up of the Trust.

Cash held in reserve will be invested as required by the Trust Agreement. Any cash reserved in excess of the amount necessary to pay or provide for the payment of accrued Administrative Expenses, expenses incurred in connection with the winding up of the Trust and future known, anticipated or contingent expenses or liabilities eventually will be distributed to Unit holders, together with any interest earned on the funds. Any amounts set aside for the cash reserve are invested by the Trustee in U.S. government or agency securities secured by the full faith and credit of the United States, or mutual funds investing in such securities.

Results of Operations

Relatively modest changes in oil prices significantly affect the Trust’s revenues and results of operations. Crude oil prices are subject to significant changes in response to fluctuations in the domestic and world supply and demand and other market conditions as well as the world political situation, particularly the invasion of Ukraine by Russia and the conflicts in the Middle East, as it affects OPEC+ and other oil producing countries. The effect of changing political and economic conditions on the demand and supply for energy throughout the world and future prices of oil cannot be accurately projected.

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended September 30, 2024 and 2023, respectively, are attributable to HNS’s operations during the three-month periods ended June 30, 2024 and 2023, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The discussion under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in Part 1, Item 1 of the 2023 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, the Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each year from 2019 through 2023 and for the first, second and third quarters of 2024. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the third quarter of 2024 through September 30, 2024, the closing WTI crude oil spot price fluctuated between a high of $83.88 per barrel on July 3, 2024 and a low of $65.75 per barrel on September 10, 2024, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the third quarter of 2024.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2024 will depend on, among other things, WTI Prices prevailing during the remainder of 2024. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on October 8, 2024, that WTI prices will average $71.97 per barrel in the fourth quarter of 2024 and $73.67 per barrel in the first quarter of 2025. There can be no assurance that WTI prices for the fourth quarter of 2024 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty for the fourth quarter of 2024. Unless the net revenues from the Royalty Interest for the quarter ended December 31, 2024 exceed $1.0 million, the Trust will terminate on

December 31, 2024 in accordance with the terms of the Trust Agreement, and the Trustee will commence the process to wind-up the Trust effective as of January 1, 2025.

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

The quarterly distribution received by the Trust from HNS in January 2023 attributable to the fourth quarter of 2022 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution or the final distribution to Unit holders on the completion of the winding up process. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended June 30, 2024 and 2023 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments due to the Trust, if any, in July, April and January 2024 and 2023. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
July 2024	06/30/24	$80.62	$37.50	2.4183	$90.69	$2.83	$(12.89)	61.5
April 2024	03/31/24	$77.01	$37.50	2.3895	$89.61	$2.69	$(15.28)	66.8
Jan. 2024	12/31/23	$78.47	$34.75	2.3643	$82.16	$2.75	$(6.44)	67.9
July 2023	06/30/23	$73.76	$34.75	2.3418	$81.38	$2.57	$(10.19)	65.9
April 2023	03/31/23	$76.17	$34.75	2.3165	$80.50	$2.67	$(7.00)	70.3
Jan. 2023	12/31/22	$82.53	$32.00	2.2924	$73.36	$2.93	$6.25	70.2

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Trust royalty revenues, if any, received during the third quarter of the fiscal year are based on Royalty Production during the second quarter of the fiscal year. The following table shows the changes between the three months ended June 30, 2024 and the three months ended June 30, 2023 in the factors that determined the Per Barrel Royalties used to calculate the royalty payment received by the Trust during the quarters ended September 30, 2024 and 2023.

		Increase (decrease)
	Three Months Ended 6/30/2024	Amount	Percent	Three Months Ended 6/30/2023
Average WTI Price	$80.62	$6.86	9.3	$73.76
Adjusted Chargeable Costs	$90.69	$9.31	11.4	$81.38
Average Production Taxes	$2.83	$0.26	10.1	$2.57
Average Per Barrel Royalty (paid)	$(12.89)	$(2.70)	(26.5)	$(10.19)
Average net production (mb/d)	61.5	(4.4)	(6.7)	65.9

The average WTI Price for the second quarter of 2024 increased 9.3% compared to the average WTI Price for the second quarter of 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar year 2023 to $37.50 in calendar year 2024, resulted in an 11.4% percent increase in Adjusted Chargeable Costs for the three months ended June 30, 2024. Production Taxes increased 10.1% as a result of the increase in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $2.70, remaining at a negative value, primarily as a result of the increase in Adjusted Chargeable Costs during the second quarter of 2024 as compared to the second quarter of 2023. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 6.7%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended September 30, 2024, as compared to the same period in 2023 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 9/30/2024	Amount	Percent	Three Months Ended 9/30/2023

		(Dollar amounts in thousands)
Royalty revenues	$—	$—	—	$—
Cash earnings (loss)	$(272)	$(186)	(216.3)	$(86)
Cash distributions	$—	$—	—	$—
Administrative expenses	$329	$172	109.6	$157

There were no royalty revenues distributed in either the third quarter of 2024 or the third quarter of 2023. The period-to-period decreases in cash earnings and cash distributions are due to the non-payment of the Per Barrel Royalty as a result of the increase in Adjusted Chargeable Costs that prevailed during the three months ended September 30, 2024, compared to the same period in 2023. The increase in Administrative Expenses paid during the three months ended September 30, 2024, is primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the three months ended September 30, 2024, as compared to the same period in 2023 due to the payment of the Trust’s Administrative Expenses from the cash reserve.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Trust royalty revenues received during the first nine months of the fiscal year are based on the Royalty Production during the first and second quarters of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the nine months ended June 30, 2024 and the nine months ended June 30, 2023, in the factors that determined the Per Barrel Royalties used to calculate the royalty payment received by the Trust during the nine months ended September 30, 2024 and 2023.

		Increase (decrease)
	Nine Months Ended 6/30/2024	Amount	Percent	Nine Months Ended 6/30/2023
Average WTI Price	$78.71	$1.20	1.5	$77.51
Adjusted Chargeable Costs	$87.46	$9.07	11.6	$78.39
Average Production Taxes	$2.76	$0.04	1.5	$2.72
Average Per Barrel Royalty (paid)	$(11.51)	$(7.91)	(219.7)	$(3.60)
Average net production (mb/d)	65.3	(3.5)	(5.1)	68.8

The average WTI Price for the nine-month period in 2024 increased 1.5% compared to the average WTI Price for the nine-month period in 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar year 2023 to $37.50 in calendar year 2024, resulted in an 11.6% percent increase in Adjusted Chargeable Costs for the nine-month period. Production Taxes increased 1.5% as a result of the increase in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $7.91, remaining a negative value, primarily as a result of the decrease in the Average WTI Price during the nine-month period and increase in the Adjusted Chargeable Costs between calendar year 2024 and calendar year 2023. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 5.1%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the nine months ended September 30, 2024, as compared to the same period in 2023 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Nine Months Ended 9/30/2024	Amount	Percent	Nine Months Ended 9/30/2023
		(Dollar amounts in thousands)
Royalty revenues	$—	$(6,640)	(100.0)	$6,640
Cash earnings (loss)	$(1,037)	$(6,869)	(117.8)	$5,832
Cash distributions	$—	$(6,365)	(100.0)	$6,365
Administrative expenses	$1,223	$199	19.4	$1,024

The period-to-period decreases in royalty revenues, cash earnings and cash distributions are due to the increase in Adjusted Chargeable Costs and the decline in average net production that prevailed during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in Administrative Expenses paid during the nine months ended September 30, 2024, reflects an increase in fees payable by the Trust, primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the nine months ended September 30, 2024, as compared to the same period in 2023 due to the payment of the Trust’s expenses from the Trust’s cash reserve, slightly offset by an increase in interest income.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of September 30, 2024.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2023.

If the Trust cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist the Units.

The Units currently trade on the New York Stock Exchange (“NYSE”) under ticker “BPT.” Under the continued listing requirements of the NYSE, the Trust will be considered to be out of compliance with the exchange’s minimum price requirement if the average closing price for the Units over a consecutive 30 trading day period is less than $1.00 (the “Minimum Price Requirement”). Under NYSE rules, a company that is out of compliance with the Minimum Price Requirement has a cure period of six months to regain compliance if it notifies the NYSE within 10 business days of receiving a deficiency notice of its intention to cure the deficiency. However, the Trustee is not empowered under the Trust Agreement to take actions, such as a reverse stock split, to increase the Unit price as a means to regain compliance with the Minimum Price Requirement. If the Trust were unable to regain compliance with the applicable standards within a six-month cure period, the NYSE will commence suspension and delisting procedures. Additionally, NYSE may consider the winding up and termination process to constitute a liquidation, and NYSE may delist the Units under NYSE Rule 802.01D, or any other applicable delisting criteria it maintains. If delisted by the NYSE, the Units may be transferred to the over-the-counter (“OTC”) market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Units. Securities that trade on the OTC markets also typically experience more volatility compared to securities that trade on a national securities exchange. During the cure period, the Units would continue to trade on the NYSE, subject to compliance with other continued listing requirements.

The price and liquidity of the Trust’s Units may be negatively affected by the Trust’s termination and winding up thereafter.

The price of the Units has significantly decreased since the Trust ceased receiving royalty revenues. Unless the net revenues from the Royalty Interest for the quarter ended December 31, 2024, exceed $1.0 million, the Trust will terminate on December 31, 2024 in accordance with the terms of the Trust Agreement, and the Trustee will commence the process to wind-up the Trust effective as of January 1, 2025. Commencing the termination and winding-up of the Trust may negatively affect the Unit price and increase the volatility of price fluctuations. The termination and winding-up may limit the liquidity of the Units and Unit holders may not be able to sell their Units at or near asking prices or even at all if they desire to liquidate their Units in the Trust. There can be no assurance as to the length of time that it will take to wind up the Trust and for the Trustee to make a final distribution, if any.

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

Date: November 12, 2024

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.