Form 10-K
period 2024-12-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2025-03-26
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of Units held by nonaffiliates (computed by reference to the closing sale price in New York Stock Exchange transactions on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter)) was approximately $52,858,000.

As of March 26, 2025, 21,400,000 Units of Beneficial Interest were outstanding.

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

The Trust terminated at 11:59 PM on December 31, 2024, and the Trustee has commenced the process of winding up the affairs of the Trust. See “—Termination of the Trust.”

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

Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trustee. These risks and uncertainties include matters such as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve levels, the timing and outcome of winding up the Trust, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, the effect of tariffs, international hostilities, war, including Russia’s war with Ukraine and Israel’s war with Hamas, potential escalations and geographic expansions and the international responses to these events, including the imposition of international sanctions and increase in international military intervention, and public health crises.

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

The basic function of the Trustee is to collect income from the Royalty Interest, to perform all necessary filing and reporting obligations of the Trust, to pay all fees, expenses, costs, charges and obligations of the Trust from the Trust’s income and assets, to pay available cash to Unit holders after satisfaction of all of the Trust’s liabilities (including, without limitation, Administrative Expenses as defined below), establishing or increasing reserves for the future liabilities of the Trust, and selling the assets of the trust estate upon termination of the Trust. Because of the passive nature of the Trust’s assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust normally incurs in the conduct of its operations and those in connection with the eventual termination of the Trust include, without limitation, the Trustee’s fees and administrative fees, expenses, charges and costs, including accounting, engineering, legal, financial advisory, and other professional fees (“Administrative Expenses”).

The Trust Agreement grants the Trustee only the rights and powers necessary to achieve the purposes of the Trust. The Trust Agreement prohibits the Trust from engaging in any business or commercial activity or, with certain exceptions, any investment activity and from using any assets of the Trust to acquire any oil and gas lease, royalty or other mineral interest.

The Trustee is entitled to a fee for its services and to be reimbursed for Administrative Expenses from the Royalty Payments, and the cash reserve, and other sources available to the Trustee, including indemnification and sale of Trust assets. The Trustee may also be reimbursed for liabilities of the Trust through a loan in accordance with Section 6.06 of the Trust Agreement, or a sale of assets in accordance with Section 6.02 of the Trust Agreement, in each case under limited circumstances and subject to specified conditions, if the Royalty Payments or the cash reserve are insufficient to reimburse the Trustee for any liability or loss incurred by it in the performance of its duties. The Trust Agreement also provides that the Trustee, subject to certain exceptions, shall be indemnified by, and is entitled to receive reimbursement from (i) HNS (1) whenever the assets of the Trust are insufficient or not permitted by applicable law to provide such indemnity and (2) after the termination of the Trust to the extent that the Trustee did not have actual knowledge, or should not have reasonably known, of a potential claim against the Trustee for which a reserve could have been established and used to satisfy such claim prior or a potential claim subsequent to the final distribution of assets of the Trust upon its termination or to the extent any such reserve was insufficient and (ii) the assets of the Trust during any other period, against and from any and all liability, expense, claim, damage or loss (including reasonable legal fees and expenses and those of its agents and other professionals) incurred by it, individually or as Trustee, in the administration of the Trust and the Trust assets. See “ITEM 1. BUSINESS—THE BP SUPPORT AGREEMENT”, for information about BP’s agreement to provide financial support to the Trust.

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

Termination of the Trust

The Trust Agreement does not provide for a specific termination date. The Trust terminates if either (a) holders of at least 60% of the Units outstanding vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). As used in the Trust Agreement, “force majeure” means, without limitation: (i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or (ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of HNS.

The Trust has not received any revenues attributable to any of the four quarters of each of 2023 and 2024. Therefore, in accordance with the Trust Agreement, the Trust terminated at 11:59 PM on December 31, 2024, and the Trustee has commenced the process of winding up the affairs of the Trust. The Trustee cannot predict when the wind-up of the Trust will be completed.

Pursuant to the terms of the Trust Agreement, upon the termination of the Trust, the Trustee is required to sell for cash all the assets of the Trust (other than cash). Under the Trust Agreement, HNS has an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust on the date of termination, or (ii) $11,641,600, which represents 21,400,000 outstanding Units as of December 31, 2024 multiplied by $0.544 (the closing price of the Units on the New York Stock Exchange (the “NYSE”) on December 31, 2024, the termination date of the Trust. The purchase must be for cash unless holders of 60% of the Units outstanding authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.

If HNS does not exercise its option within 30 days of receiving the fair market value opinion, the Trustee will sell the Trust property on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust property as set forth in the fair market value opinion and on terms and conditions deemed commercially reasonable by that firm.

The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after satisfaction of all of the Trust’s liabilities (including, without limitation, any expenses of the Trust), and establishing or increasing reserves for the payment of contingent liabilities of the Trust.

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

Chargeable Costs

The “Chargeable Costs” per barrel of Royalty Production for each calendar year are fixed amounts specified in the Conveyance and do not necessarily represent HNS’s actual costs of production. Chargeable Costs per barrel were $26.50 during 2020, $29.25 during 2021, $32.00 during 2022, $34.75 during 2023, and $37.50 in 2024. After 2020, Chargeable Costs increased at a uniform rate of $2.75 per barrel per year, resulting in Chargeable Costs of $40.25 per barrel in 2025.

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

As a result of the 2014 Letter Agreement Amendment, any difference between the limitation as preliminarily determined for the first through third quarters of 2024 and the actual limitation for 2024 is reflected in any payment to the Trust for the fourth quarter of 2024, and not in any payment to the Trust for the first quarter of 2025.

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

	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Production Taxes	Average Per Barrel Royalty
Calendar 2020
4th Qtr. 2019	$57.02	$23.75	1.941	$47.04	$1.96	$8.02
1st Qtr. 2020	46.35	26.50	1.992	52.78	1.47	0
2nd Qtr. 2020	28.42	26.50	1.974	52.32	0.57	0
3rd Qtr. 2020	40.87	26.50	2.001	53.04	1.31	0
Calendar 2021
4th Qtr. 2020	$42.67	$26.50	2.004	$53.10	$1.39	$0
1st Qtr. 2021	57.87	29.25	2.025	59.24	1.99	0
2nd Qtr. 2021	66.04	29.25	2.073	60.63	2.31	3.10
3rd Qtr. 2021	70.64	29.25	2.106	61.61	2.49	6.54
Calendar 2022
4th Qtr. 2021	$76.91	$29.25	2.140	$62.60	$2.73	$11.57
1st Qtr. 2022	94.45	32.00	2.185	69.91	3.42	21.12
2nd Qtr. 2022	108.70	32.00	2.251	72.02	7.21	29.74
3rd Qtr. 2022	91.87	32.00	2.281	72.98	3.30	15.59
Calendar 2023:
4th Qtr. 2022	$82.53	$32.00	2.292	$73.36	$2.93	$6.25
1st Qtr. 2023	76.17	34.75	2.316	80.50	2.67	0
2nd Qtr. 2023	73.76	34.75	2.342	81.38	2.57	0
3rd Qtr. 2023	82.06	34.75	2.364	82.15	2.90	0
Calendar 2024:
4th Qtr. 2023	$78.47	$34.75	2.364	$82.16	$2.75	$0
1st Qtr. 2024	77.01	37.50	2.390	89.61	2.69	0
2nd Qtr. 2024	80.62	37.50	2.418	90.69	2.83	0
3rd Qtr. 2024	75.20	37.50	2.424	90.90	2.61	0
Calendar 2025:
4th Qtr. 2024	$70.32	$37.50	2.429	$91.10	$2.42	$0

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

The ownership of the Prudhoe Bay Unit by participating area as of December 31, 2024 is shown in the following table:

	Oil rim		Gas cap
HNS	27.52	%(a)	27.52	%(b)
Exxon Mobil	36.40		36.40
ConocoPhillips	36.08		36.08

Total	100.00%		100.00%

(a)

The Trust’s share of oil production and condensate is computed based on HNS’s (as successor to BP Alaska) ownership interest in the oil rim participating area of 50.68% as of February 28, 1989. Subsequent changes in HNS’s participation in oil rim ownership do not affect calculation of Royalty Production from the 1989 Working Interests and have not changed the Trust’s Royalty Interest.

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

The Prudhoe Bay Field

The Prudhoe Bay field is located on the North Slope of Alaska, 250 miles north of the Arctic Circle and 650 miles north of Anchorage. The Prudhoe Bay field extends approximately 12 miles by 27 miles and contains nearly 150,000 gross productive acres. Approximately 45% of the acreage within the field is subject to the Royalty Interest granted to the Trust by the Conveyance. The Prudhoe Bay field, which was discovered in 1968 by BP and others, has been in production since 1977 and is the largest producing oil field in North America. As of December 31, 2024, approximately 13.2 billion barrels of oil and condensate had been produced from the Prudhoe Bay field.

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

Historical Production

Production from the Prudhoe Bay field began on June 19, 1977, with the completion of the Trans-Alaska Pipeline System (“TAPS”). As of December 31, 2024, there were 1,003 active producing oil wells, 38 gas reinjection wells, 314 water injection wells and water and miscible gas injection wells in the Prudhoe Bay field. Production wells drilled in the field during the three years ended December 31, 2024, were: 20 in 2022, 22 in 2023, and 26 in 2024. These include new sidetrack completions in existing wells. No exploratory drilling activities were conducted in the field during the three-year period ended December 31, 2024. Production from the Prudhoe Bay field reached a peak in 1988 and has declined steadily since then. The average well production rate was about 162 barrels per day in 2020, 159 barrels per day in 2021, 157 barrels per day in 2022, 147 barrels per day in 2023, and 143 barrels per day in 2024.

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

Calendar year	Oil		Condensate
	Total field	Net to 1989 Working Interests	Total field		Net to 1989 Working Interests
	(thousand barrels per day)
2020	167.0	74.0	0.0	(a)	0.0	(a)
2021	159.3	70.6	0.0	(a)	0.0	(a)
2022	156.6	69.5	0.0	(a)	0.0	(a)
2023	147.3	65.3	0.0	(a)	0.0	(a)
2024	142.6	63.3	0.0	(a)	0.0	(a)

(a)

Having reached the cumulative condensate limit in June 2014, pursuant to the Issues Resolution Agreement all condensate produced from the Initial Participating Area (“IPA”) is allocated to the Oil Rim IPA for accounting purposes.

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

At Pump Station 1, Alyeska Pipeline Service Company (“Alyeska”), the operator of TAPS, meters the oil and pumps it in the 48-inch diameter pipeline to Valdez, almost 800 miles (1,288 km) to the south, where it is either loaded onto marine tankers or stored temporarily. It currently takes the oil about 20 days to make the trip from the Prudhoe Bay Unit to Valdez. TAPS has a mechanical capacity of 2.1 million barrels of oil a day. During 2024, TAPS averaged 465,831 barrels per day, according to Alyeska.

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

Reserve Estimates

Proved oil reserves attributable to the 1989 Working Interests at December 31, 2024, are those quantities of oil which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from 2025 forward from known reservoirs and under existing economic conditions, operating methods and government regulations. Estimates of proved reserves are inherently imprecise and subjective and are revised over time as additional data becomes available. Such revisions often may be substantial. HNS’s reserve estimates and production assumptions and projections are predicated upon a reasonable estimate of the allocation of hydrocarbon liquids between oil and condensate according to the procedures of the Prudhoe Bay Unit Operating Agreement. Oil and condensate are physically produced in a commingled stream of hydrocarbon liquids. The allocation of hydrocarbon liquids between the oil and condensate from the Prudhoe Bay field is a theoretical calculation performed in accordance with procedures specified in the Prudhoe Bay Unit Operating Agreement. Under the terms of an Issues Resolution Agreement entered into by the Prudhoe Bay Unit owners in October 1990 (the “Issuers Resolution Agreement”), the allocation procedures were adjusted to generally allocate condensate in a manner which approximates the anticipated decline in the production of oil until an agreed original condensate reserve of 1,175 million barrels has been allocated to the working interest owners.

There is no precise method of forecasting the allocation of reserve volumes to the Trust. The Royalty Interest is not a working interest and the Trust is not entitled to receive any specific volume of reserves from the 1989 Working Interests. The reserve volumes attributable to the 1989 Working Interests are estimated using an allocation of reserve volumes based on estimated future production and the average unweighted arithmetic average of the WTI Price on the first day of each month during the year ($75.48 per barrel for the 12-month period prior to December 31, 2024) in accordance with SEC regulations, and assume no future movement in the Consumer Price Index and no changes to the procedure for calculating Production Taxes. The estimated reserve volumes attributable to the Trust will vary if different estimates of production, prices and other factors are used. Even if expected reservoir performance does not change, the estimated reserves, economic life, and future revenues attributable to the Trust may change significantly in the future. This may result from changes in the WTI Price or from changes in other prescribed variables utilized in calculations defined by the Overriding Royalty Conveyance.

The reserves attributable to the 1989 Working Interests constitute only a part of the overall reserves in the Prudhoe Bay Unit. As a result of the SEC-defined 12-month average WTI Price in 2024 of $75.48, HNS estimated net remaining proved reserves attributable to the Trust as of December 31, 2024 are zero barrels of oil, of which zero barrels are proved developed reserves and zero barrels are proved undeveloped reserves. Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Additional information regarding estimated quantities of proved oil and condensate, proved developed reserves and proved undeveloped reserves is found below in “Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Reserves (Unaudited)” following the Notes to Financial Statements.

In all cases, volumes are being progressed as a part of an adopted development plan that calls for drilling of wells over a period of time. Based on the SEC-defined 12-month average WTI Price in 2024 of $75.48 per barrel (the unweighted arithmetic average of the WTI Price on the first day of each month during the year), other economic parameters prescribed by the Conveyance, and utilizing procedures specified in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 932, Extractive Activities – Oil and Gas, HNS calculated that as of December 31, 2024, production of oil and condensate from the proved reserves allocated to the 1989 Working Interests will result in estimated future net revenues to the Trust of $0 and a present value of future net revenues to the Trust of $0. In the event of changes in HNS’s current assumptions, including price, oil and condensate recoveries may be changed from the current estimates.

The internal controls applicable to the foregoing estimates of the reserves allocated to the Trust are those employed by HNS, which provides the information to the Trustee. HNS has advised the Trustee that its reserves process is managed by its Reserves Manager, the technical person primarily responsible for overseeing the preparation of all of its reserve estimates. HNS’ Reserves Manager has over 20 years of reservoir and operations experience, holds a Bachelor of Science in Petroleum Engineering from Texas A&M University, is a Licensed Professional Engineer in the State of Texas, and is a member of the SPE. The Trust employs Miller and Lents, Ltd., an international oil and gas consulting firm, to conduct an annual review of HNS’s estimates of the proved reserves allocated to the Trust, estimated future net revenues to the Trust, and the remaining period of economic production from the Prudhoe Bay field attributable to the Trust. All Miller and Lents, Ltd. staff members assigned to the BP Prudhoe Bay Royalty Trust are licensed professional engineers. Work was supervised by a licensed professional engineer with more than 20 years of experience with the Trust. A copy of the March 5, 2025, report of Miller and Lents, Ltd. is filed as Exhibit 99 to this report.

HNS’s net production of oil and condensate allocated to the Trust from proved reserves attributable to the Trust was less than 90,000 barrels per day on an annual basis during each of the years 2020 through 2025. HNS anticipates that its average net production of oil and condensate from proved reserves attributable to the Trust will be below 90,000 barrels per day on an annual average basis during future years. See “ITEM 1A. RISK FACTORS” for additional information.

Based on the SEC-defined 12-month average WTI Price in 2024 of $75.48 per barrel, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that royalty payments to the Trust will be $0 in 2025. Therefore, no proved reserves are currently attributed to the BP Prudhoe Bay Royalty Trust. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future. This may result from sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. In order for the Trust to have associated reserves and future net revenues, the twelve-month average WTI Price per barrel must exceed the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance. Assuming a WTI price of $75.48 per barrel, which was the SEC-defined 12-month average in 2024, the projected value of the of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Overriding Royalty Conveyance is $101.44 per barrel in 2025 and $108.40 per barrel in 2026 and continues to increase thereafter.

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

INDUSTRY CONDITIONS AND REGULATIONS

The production of oil and gas in Alaska is affected by local, state and federal legislation and regulations promulgated pursuant to such legislation with respect to allowable rates of production, marketing, environmental matters and pricing. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

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

CERTAIN TAX CONSIDERATIONS

The following is a summary of the principal tax consequences to Unit holders resulting from the ownership and disposition of Units. The laws and regulations affecting these matters are complex and are subject to change by future legislation or regulations or new interpretations by the Internal Revenue Service, state taxing authorities or the courts. In addition, there may be differences of opinion as to the applicability or interpretation of present tax laws and regulations. HNS and the Trust have not requested any rulings from the Internal Revenue Service with respect to the tax treatment of the Units, and no assurance can be given that the Internal Revenue Service would concur with the statements below.

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

Risks Related to Termination of the Trust

The Trust terminated on December 31, 2024, and the Trustee has commenced the process of selling the Trust’s assets pursuant to the terms of the Trust Agreement; however, there may be little or no market for the Trust’s assets, and the amount the Trust receives may be lower than the aggregate market value of the Units.

Pursuant to the terms of the Trust Agreement, the Trust terminates when the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year. The Trust has not received any revenues attributable to any of the four quarters of each of the years ended December 31, 2023, and 2024. Therefore, in accordance with the Trust Agreement, the Trust terminated at 11:59 PM on December 31, 2024, and Trustee has commenced the process of winding up the affairs of the Trust.

Upon the termination of the Trust, the Trustee is required to sell for cash all the assets of the Trust (other than cash). As soon as practical following termination of the Trust, the Trustee is required to obtain a third-party opinion as to the fair market value of the Trust assets on the date of termination. HNS has an option, exercisable within 30 days of the notice of the determination of the fair market value, to purchase the assets of the Trust at a price equal to the greater of (i) the fair market value of the Trust assets as set forth in the opinion, or (ii) $11,641,600, which represents 21,400,000 outstanding Units as of December 31, 2024 multiplied by $0.544 (the closing price of the Units on the NYSE on December 31, 2024, the termination date of the Trust). There can be no assurance that HNS will exercise its option to purchase the assets of the Trust or that the fair market value of the Trust assets as set forth in the third-party opinion will exceed $11,641,600.

If HNS does not exercise its option within 30 days of receiving the fair market value opinion, the Trust Agreement requires the Trustee to sell the Trust assets on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the unitholders and the sale is made at a price at least equal to the fair market value of the Trust assets as set forth in the third-party opinion and on terms and conditions deemed commercially reasonable by the third-party valuing the Trust assets. There may be little or no market for the assets of the Trust, and the Trustee may be unable to identify a third-party buyer. Any such sale, whether to a third-party buyer or to HNS, may not be on terms acceptable to all unitholders.

The available net proceeds of any such sale will be distributed the Unit holders only after payment of all the Trust’s liabilities (including, without limitation, any expenses of the Trust) and establishing or increasing reserves for the payment of contingent liabilities of the Trust. Such a reserve could reduce or eliminate the amount of, or delay the timing of payment of, sale proceeds that may be distributed to unitholders. Any delays in the winding-up process could result in the Trust incurring additional expenses. There can be no assurance as to the length of time that it will take to wind up the Trust and for the Trustee to make a final distribution, if any.

The New York Stock Exchange has notified the Trustee that the Trust is not in compliance with the continued listing standards and if the Trust does not regain compliance, the Units will be subject to delisting.

On December 31, 2024, the Trust received written notification (the “Notice”) from the NYSE that as of December 30, 2024, the Trust no longer satisfied the continued listing compliance standards set forth under

Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Units was less than $1.00 over a 30 consecutive trading-day period. Upon receipt of the Notice, the Trust became subject to the procedures outlined in Section 802.01C of the NYSE Listed Company Manual and the Trust must bring the Unit price and average Unit price back above $1.00 by six months following receipt of the Notice. The Trust can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period the Trust has a closing Unit price of at least $1.00 and an average closing Unit price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. In the event that at the expiration of the six-month cure period, both a $1.00 closing Unit price on the last trading day of the cure period and a $1.00 average closing Unit price over the 30 trading-day period ending on the last trading day of the cure period are not attained, the NYSE will commence suspension and delisting procedures.

Neither the Trust nor the Trustee has any control over the trading price of the Units, nor does the Trust have the authority to cause a reverse split of the Units or to take similar action designed to affect the trading price of the Units without a vote of the unitholders. If the Trust were unable to regain compliance with the applicable standards within the six-month cure period, the NYSE will commence suspension and delisting procedures. Subject to the Trust’s compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual, during any applicable cure period, the Units are expected to continue to be listed and traded on the NYSE under the symbol “BPT” but in order to enhance information available to investors, the NYSE makes available on the consolidated tape an indicator, “.BC”, when a company is below the NYSE’s quantitative continued listing standards. No assurance can be given that the Trust will be able to regain compliance with the NYSE requirements or maintain compliance with the other continued listing requirements set forth in the NYSE Listed Company Manual. If delisted by the NYSE, the Units may be transferred to the over-the-counter market, a significantly more limited market than the NYSE, which could affect the market price, trading volume, liquidity and resale price of the Units.

The price and liquidity of the Trust’s Units may be negatively affected by the Trust’s termination and winding up thereafter.

The price of the Units has significantly decreased since the Trust ceased receiving royalty revenues. The Trust terminated on December 31, 2024, and the Trustee has commenced the process of winding up the affairs of the Trust. The termination and winding-up of the Trust may negatively affect the Unit price and increase the volatility of price fluctuations. The termination and winding-up may limit the liquidity of the Units and Unit holders may not be able to sell their Units at or near asking prices or even at all if they desire to liquidate their Units in the Trust. If the Units are trading at a price in excess of any final distribution amount that may reasonably be expected to be made by the Trust following the distribution of the net proceeds from the sale of the Trust’s assets, the trading price of the Trust units is likely to include one or more abrupt decreases in value. The market price of the Trust units may be affected by factors other than expectations regarding the possibility of any final distribution amount.

The Trust has and will continue to incur the expenses of complying with public company reporting requirements until the dissolution of the Trust following the distribution of the net proceeds from the sale of the Trust’s assets.

Until the Trust completes a liquidation of its assets and finally dissolves, the Trust will continue to have an obligation to comply with the reporting requirements of the Exchange Act, even if compliance with these reporting requirements is economically burdensome. The Trust expects to incur expenses associated with such reporting obligations and other expenses associated with the administration of the trust estate, which could reduce the amounts of future distributions to Unit holders, to the extent there is cash available for distribution, pending the sale of the Royalty Interest.

Risks Related to Royalty Payments

There were no royalty payments to Unit holders attributable to the four quarters of the 2024 fiscal year and it is unlikely that Unit holders will receive royalty payments in the 2025 fiscal year.

The Trust did not receive any Royalty Payments attributable to the four quarters of 2024 due to, among other things, a decline in WTI prices and increase in Adjusted Chargeable Costs. The determination of Royalty Payments is based in part on the WTI price and is calculated as an average over the relevant quarter, lessening the effect of price swings through the period. WTI prices for fiscal year 2024 were between a low of $65.75 on September 10, 2024, and a high of $86.91 from April 5, 2024, through April 7, 2024. During the 2024 fiscal year, WTI prices remained below the price required to exceed the “break even” WTI price (the price at which all taxes and prescribed deductions are equal to the WTI price) in order for the Trust to receive a positive Per Barrel Royalty with respect to a particular day’s production. Additionally, as WTI prices change, so do the taxes and prescribed deductions, potentially increasing or decreasing the “break even” WTI price. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration (“EIA”) forecasts in its Short-Term Energy Outlook (“STEO”), released on February 11, 2025, that WTI prices will average approximately $70.62 per barrel in 2025 and $62.46 per barrel in 2026. Based on the 2024 SEC-defined 12-month average WTI Price of $75.48 per barrel, the projected value of the Production Taxes and Adjusted Chargeable Costs as prescribed by the Conveyance is $101.44 per barrel in 2025 and $108.40 per barrel in 2026 and continues to increase thereafter.

The Trustee intends to retain in reserve at least $6,000,000 and potentially more, in an amount sufficient to pay Administrative Expenses plus anticipated expenses in connection with the termination and winding up of the Trust. To the extent necessary, the Trustee will deduct from any future Royalty Payments amounts sufficient to maintain the cash reserve at this level or at a level to be determined by the Trustee in the future without prior notice to the Unit holders. To comply with the Trust Agreement’s termination process and requirements, the Trust is likely to incur significant additional expenditures. Accordingly, if the Trust receives Royalty Payments during 2025 or subsequent periods, the amount payable to Unit holders may be reduced by amounts used to replenish or add to the cash reserve. Increases in the rate of inflation may also increase Administrative Expenses and the expenses associated with the termination of the Trust, which may necessitate an increase in the level of the reserve. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it withholds funds to replenish the cash reserve at any time, without advance notice to the Unit holders. See “ITEM 7. TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES” for a discussion of the cash reserve.

Royalty payments by HNS to the Trust are unpredictable because such payments depend on Cushing, Oklahoma WTI spot prices, which, like crude oil prices in general, are subject to volatility.

WTI prices, like prices in the global crude oil market generally, are subject to periodic fluctuations and significant volatility. During 2023, WTI crude oil spot prices reached a high of $93.68 on September 27, 2023, but maintained an average of $77.62 a barrel for 2023. WTI prices in September 2023 were affected by a number of factors, including a decline in crude inventories in Cushing, Oklahoma, and an extension of Saudi Arabia’s voluntary decrease in crude oil production. WTI prices generally decreased in the remainder of 2023, ending the year nearly 25% lower than the high during the year, reflective, in part, of concerns regarding growth in oil demand and rising oil inventories globally. During 2024, WTI crude oil spot prices reached a high of $86.91 from April 5, 2024, through April 7, 2024, but maintained an average of $75.79 a barrel for 2024. Sluggish demand for oil and a relatively high supply outside of the OPEC+ countries contributed to 2024 seeing a narrow trading range for crude oil. This was despite tensions in the Middle East and disruptions to shipping in the Red Sea. Extensions of OPEC+ production cuts also helped keep prices from falling below this range.

While oil price forecasts are highly uncertain, the EIA forecast in its STEO dated February 11, 2025, that Brent crude oil spot prices will average approximately $74.50 per barrel in 2025 and WTI crude oil spot prices will average approximately $70.62 per barrel in 2025 and $62.46 per barrel in 2026. According to the EIA forecast, downward pressure on oil prices are expected in the second quarter of 2024 as global oil inventories increase. The forecast emphasizes that actual prices may be higher than the current forecasts as a result of ongoing risks of supply disruptions in the Middle East, particularly considering actions by Houthi forces against international shipping in the Red Sea. There can be no assurance that future WTI prices will be at a level sufficient for the Trust to receive a positive Per Barrel Royalty in the future.

High rates of inflation as measured by the consumer price index will increase the Cost Adjustment Factor and decrease amounts available for Royalty Payments.

The Per Barrel Royalty is the WTI Price for any particular day, less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The Cost Adjustment Factor is a ratio that references the Consumer Price Index. The rate of inflation in the United States has increased sharply over the last three years, as reflected in increases in the Consumer Price Index. To the extent that the Consumer Price Index continues to rise, the Cost Adjustment Factor will also increase, which would decrease any future Per Barrel Royalty, negatively affecting the amount available, if any, for distribution to Unit holders.

Risks Related to WTI Price

Crude oil prices can be highly volatile as a result of many factors that are outside of the control of the Trust.

Future domestic and international events and conditions may produce wide swings in crude oil prices over relatively short periods of time. Recent moves in crude oil prices have been affected by many factors. These include, among other: changes in demand due to variations in economic activity, increased efficiency demand for other types of fuel; increased efficiency standards for vehicles; crude production growth; new supplies from tight and shale resources; whether OPEC+ and other oil producing nations are willing to intervene to adjust oil prices, and the success of such intervention, to stabilize oversupplied crude oil markets by cutting production or to take other measures in order to preserve or expand market share; shifts in inventory management strategies by international oil companies; conservation measures by consumers; increasing effects of the oil futures market; other unpredictable political, geopolitical, psychological and economic factors, particularly Russia’s war with Ukraine, conflicts in the Middle East, including Israel’s war with Hamas, and the international responses thereto, including the imposition of sanctions and military intervention, disruptions to international shipping lanes that may reduce the supply of oil; increased tensions between the U.S. and China and Iran, political unrest in Iran and developments with respect to the Iran nuclear deal, the collapse of Venezuela’s oil industry and changes in sanctions against Venezuelan oil exports, and tensions between North Korea and South Korea and the U.S.; the strength or weakness of the U.S. dollar (the currency in which crude oil is quoted, with crude oil prices, like prices of other commodities priced in dollars, generally moving inversely to the value of the dollar); how the policies of the new U.S. Administration may influence oil production and markets, whether the U.S. government continues to release its oil reserves, expectations for global economic growth, developments relating to the U.S.-China trade dispute, political turmoil in Libya threatening that country’s oil production and exports, ongoing tensions in other regions of the world and turmoil and volatility in global stock markets.

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

The estimated future net revenues and present value of estimated future net revenues reported herein are calculated based on a single average WTI price, that being the average of 12 WTI values, each value representing the WTI price in effect on the first calendar day of the month for the 12 months prior to January 1, 2025. As a result, any single calculation of a calendar day will not reflect the value of the royalty paid to the Trust for any quarter, nor will it reflect the estimated future value of the Trust or the estimation of how long royalty payments to the Trust will continue.

As discussed under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates”, the amount and value of reserves attributable to the Trust and the estimated life of the Trust fluctuate based on changes to certain prescribed factors, including the WTI price. From the beginning of the first quarter of 2025 through March 13, 2025, the WTI crude oil spot price fluctuated between a high of $80.04 per barrel on January 15, 2025, and a low of $66.03 per barrel on March 10, 2025. The WTI crude oil spot price on March 13, 2025 was $66.55 per barrel.

Based on the SEC-defined 12-month average WTI Price of $75.48 per barrel for 2024, current Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS estimates that there are no proved reserves attributable to the Trust for 2025 or beyond. Even if expected reservoir performance does not change, the estimated reserves, economic life and future net revenues attributable to the Trust may change significantly in the future as a result of sustained periods of change in the WTI Price, the Production Tax or from changes in other prescribed variables utilized in calculations as defined by the Overriding Royalty Conveyance. For example, as described above, daily WTI crude oil spot prices since the beginning of 2025, through March 13, 2025, have generally been below the SEC-defined 12-month average WTI Price for 2024.

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

The Prudhoe Bay field has been in production since 1977. Development of the field is largely completed and proved producing reserves are being depleted. Production of oil and condensate from the field has been declining during recent years and the decline is expected to continue. The 2024 average WTI Price of $75.48, per barrel, applicable under current SEC regulations, representing the 12-month average of the first-day-of-the-month price for each month within the 12-month period prior to December 31, 2024, in addition to the annual increase in Chargeable Costs as adjusted upward by the Cost Adjustment Factor, are the primary drivers of the projected cessation of Royalty Payments going forward. Even if the Trust receives Royalty Payments in future periods, such Royalty Payments may not continue based on projected production declines.

Production estimates included in this Annual Report are based on economic conditions and production forecasts as of the end of 2024, and also depend on various assumptions, projections and estimates which are continually revised and updated by HNS. These updates and revisions could result in material changes to the projected declines in production.

HNS’s average net production of oil and condensate allocated to the Trust from proved producing reserves was less than 90,000 barrels per day on an annual basis during each of the years 2020 through 2024, and the Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved producing reserves will be less than 90,000 barrels a day on an annual basis in future years.

Production from the 1989 Working Interests may be interrupted or discontinued by HNS.

HNS has no obligation to continue production from the 1989 Working Interests or to maintain production at any level and may interrupt or discontinue production at any time. The Trust does not have the right to take over operation of the 1989 Working Interests or share in any operating decisions by HNS concerning the Prudhoe Bay Unit. The operation of the Prudhoe Bay Unit is subject to normal operating hazards incident to the production and transportation of oil in Alaska. In the event of damage to the infrastructure, facilities and equipment in the Prudhoe Bay field which is covered by insurance, HNS has no obligation to use insurance proceeds to repair such damage and may elect to retain such proceeds and shut-in production from damaged areas.

Prudhoe Bay field oil production could be shut in partially or entirely from time to time as a result of damage to or failures of field pipelines or equipment.

In August 2006, BP shut down the eastern side of the Prudhoe Bay Unit following the discovery of unexpectedly severe corrosion and a small spill from the oil transit line on that side of the Unit. Earlier, in March of 2006, BP had to temporarily shut-in and commence the replacement of a three-mile segment of transit line on the western side of the Prudhoe Bay Unit following discovery of a large oil spill.

BP Alaska completely replaced approximately 16 miles of transit lines on the eastern and western sides of the Prudhoe Bay Unit and has implemented federally-required corrosion monitoring practices. However, the discovery of additional defects in Prudhoe Bay Unit oil flowlines and transit lines, and damage to or failures of separation facilities or other critical equipment, could result in future shut-ins of oil production from all or portions of the Prudhoe Bay Unit and have an adverse effect on future royalty payments.

Oil production from the Prudhoe Bay Unit could be interrupted by damage to the Trans-Alaska Pipeline System from natural causes, accidents, deliberate attacks or declining oil flows.

The Trans-Alaska Pipeline System connects the North Slope oil fields to the southern port of Valdez, almost 800 miles away. It is the only way that oil can be transported from the North Slope to market. The pipeline system crosses three mountain ranges, many rivers and streams and thaw-sensitive permafrost. It is susceptible along its length to damage from earthquakes, forest fires and other natural disasters. The pipeline system also is vulnerable to failures of pipeline segments and pumping equipment, accidental damage and deliberate attacks. The pipeline is also susceptible to damage resulting from declining flows of oil from the North Slope. Slower flows cause the temperature of the oil in the pipeline to cool faster, increasing the rate of deposit of wax, which coats pipe walls, hides corrosion and clogs sensors on smart pigs sent through the pipeline to detect it. Even lower flow rates projected in the future may lead to internal damage caused by ice formation within the pipe and external damage from frost heaves under buried segments. Major upgrades to the pipeline may be required to counteract the effects of cooler oil temperature. If the pipeline or its pumping stations suffer major damage from natural or man-made causes, production from the Prudhoe Bay Unit could be shut in until the pipeline system can be repaired and restarted. In both 2011 and 2018, TAPS was shut down temporarily – in one case because of a leak and in the other because of an earthquake. Royalty payments to the Trust could be halted or reduced by a material amount as a result of interruption to production from the Prudhoe Bay Unit caused by the failure, in whole or in part, of TAPS.

As noted above, without more crude oil to be transported by TAPS, slower flows and freezing temperatures could eventually force the closure of the pipeline, making it impossible to transport oil from the North Slope to market. In 2024, the pipeline’s average throughput decreased by over 4,412 barrels daily compared to 2023. Throughput for the last four years has averaged only 473,798 barrels per day. The pipeline was designed to carry much higher volumes of oil and while Alyeska is taking or plans to take steps to mitigate the problems associated with slower oil flow through the pipeline, the EIA (which has previously forecast continued declining production from the North Slope) has also noted that considerable investment could be required to keep TAPS operational if throughput goes below 350,000 barrels per day.

Alaska’s Department of Revenue forecasted in fall 2024 that Alaska North Slope oil production will decrease to an average of 466,600 barrels per day in the fiscal year ending on June 30, 2025, which is a decrease from the 461,000 barrels per day produced in fiscal 2024. Production is expected to increase to 469,500 barrels per day in 2026. The forecast anticipates that oil production will increase through the development of new, previously non-producing oil fields.

Another potential source of crude oil in Alaska lies in the 19 million acres of the Arctic National Wildlife Refuge (“ANWR”). It is estimated that a 1.5-million-acre part of the coastal plain of ANWR known as the “1002 area” contains between 7.7 and 11.8 billion barrels of potentially recoverable crude oil. A 40-year-old ban on energy development in the ANWR was removed when the Tax Cuts and Jobs Act (the “TCJA”) was enacted in December 2017. The TCJA includes a provision that permits oil exploration and drilling in the 1002 area. A former Trump administration plan to hold an oil and gas lease sale in the ANWR before the end of 2019 did not take place because of certain procedural delays. The former Trump administration announced in January 2018 that it would allow new offshore oil and gas drilling in nearly all United States coastal waters, including the Arctic Ocean. However, in March 2019, a U.S. District Court judge for the District of Alaska ruled that the executive order that removed the ban on oil and gas drilling in the Arctic Ocean and parts of the North Atlantic coast was unlawful. In addition, President Biden signed an executive order placing a temporary moratorium on oil and gas activity in the ANWR on January 20, 2021, one day after the Trump administration had issued nine oil and gas leases in the refuge’s coastal plain. The order places a temporary moratorium on all activities of the Federal Government relating to the implementation of the Coastal Plain Oil and Gas Leasing Program, as established by the Record of Decision signed August 17, 2020, in the ANWR, pending a review of the program and, as appropriate and consistent with applicable law, a new, comprehensive analysis of the potential environmental impacts of the oil and gas program. On January 20, 2025, President Trump signed an executive order rescinding the former Biden administration’s moratorium on oil and gas activity in the ANWR and opening the ANWR to exploration, development, and production of oil and gas from leases.

Construction of a gas pipeline from the North Slope of Alaska could accelerate the decline in Royalty Production from the Prudhoe Bay field.

The construction of a natural gas pipeline to bring natural gas to the market from the North Slope could make it economical to extract natural gas from the Prudhoe Bay field and transport it to market. Currently, natural gas production associated with Royalty Production is reinjected into the reservoir, which helps to maintain reservoir pressure and facilitates extraction of oil from the field. Extraction of natural gas from the Prudhoe Bay field would lower reservoir pressure, although carbon dioxide stripped out of the gas could be reinjected and other methods could be employed to mitigate the reduction. The lowering of the reservoir pressure could accelerate the decline in production from the 1989 Working Interests and the time at which royalty payments to the Trust would cease. Since the Trust is not entitled to any royalty payments with respect to natural gas production from the 1989 Working Interests, the Unit holders would not realize any offsetting benefit from natural gas production from the Prudhoe Bay field.

Historically, extraction of natural gas from the Prudhoe Bay field on a large scale has not been considered to be economical without a pipeline to move the extracted gas. In October 2012, ExxonMobil, ConocoPhillips, BP and Calgary-based TransCanada Corporation (“TransCanada”) notified the Alaska Governor that they had agreed on a plan to combine what were once two competing natural gas pipeline projects destined for the continental U.S. into one project focused on export markets. This project contemplated building an 800-mile natural gas pipeline from the North Slope to a port on the southern coast of Alaska from which liquefied natural gas (“LNG”) would be exported to Asia. It was contemplated that the project would also include natural gas processing facilities.

In January 2014, it was announced that (i) the state of Alaska would pursue becoming an equity partner in the Alaska natural gas pipeline project and (ii) ExxonMobil, BP, ConocoPhillips, TransCanada, Alaska Gasline Development Corporation (“AGDC”), and Alaska’s commissioners of natural resources and revenue had signed a heads of agreement (“HOA”) for the Alaska LNG Project. At the end of 2016, it was announced that AGDC had concluded agreements with ExxonMobil, BP and ConocoPhillips to take over the leadership position in the Alaska LNG project. The Alaska LNG project received construction authorization from federal authorities in May 2020.

The effect of any changes to the Alaska Production Tax Statutes on Per Barrel Royalty and Royalty Production from the Prudhoe Bay field is unpredictable.

Alaska’s Production Tax Statutes affect the calculation of the Per Barrel Royalty. Among other changes to the Production Tax Statutes, the 2013 amendments added a stair-step per-barrel tax credit for oil production, provided that a producer’s tax liability may not be reduced below the “minimum tax”. Since going into effect on January 1, 2014, the 2013 amendments had the effect of reducing Production Taxes imposed on Royalty Production. Moreover, as a result of the relatively low oil price environment that began in mid-2014, Royalty Production has been subject to the minimum tax under the Production Tax Statutes since the first quarter of 2015. Historically, the reduction in Production Taxes has in part offset the reduction in royalty payments that resulted from declining WTI Prices. During 2022, as a result of increased WTI Prices, the minimum tax did not apply, and higher taxes resulted in reduced Royalty Payments to the Trust. As a result of the decrease in WTI Price more recently, the minimum tax has been applicable again. However, increases in WTI Prices in the future may again result in higher taxes that reduce any future the Royalty Payments.

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

The trading price for the Trust units has historically been tied to the recent and expected levels of cash distributions on the Trust units. However, no cash distributions were made for the 2020 fiscal year or the first quarter of 2021. Cash distributions on Trust units resumed in the second quarter of 2021 and continued in each of the four quarters of 2022, but no cash distributions were made for the four quarters attributable to either the 2023 or 2024. It is unlikely that cash distributions will be made in any future quarter based on the current break-even WTI Price and other factors. The amounts available for distributions by the Trust vary in response to numerous factors outside the control of the Trust or HNS, including prevailing WTI prices. The market price of the Trust units is not necessarily indicative of the value that the Trust would realize if the assets were sold to a third-party buyer. In addition, the market price is not necessarily reflective of the fact that, since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Trust units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unit holder over the life of these depleting assets will equal or exceed the purchase price paid by the Unit holder.

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

The Trust Agreement and related trust law permit the Trustee and the Trust to sue HNS or any other operator of the underlying properties to compel them to fulfill the terms of the Conveyance and to enforce the obligations of HNS (as successor to BP Alaska) under the Support Agreement. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the Trust Agreement limits and conditions the rights of the Unit holders to assert any claims against the Trustee. These rights are limited and are set forth in Article VII of the Trust Agreement. Unit holders may enforce certain obligations of HNS (as successor to BP Alaska) under the Support Agreement. Unit holders may be limited in their right or ability to sue HNS or any other operator of the underlying properties. In addition, the rights of ultimate beneficial holders of Units may be limited by the Trust Agreement, which confers rights upon Unit “Holders,” which term includes only those holders as shown by the records of the Trustee pursuant to Article III of the Trust Agreement.

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

The interests of HNS and the Trust with respect to the Prudhoe Bay Unit could at times be different. The Per Barrel Royalty that HNS pays to the Trust is based on the WTI Price, Chargeable Costs and Production Taxes, all of which are amounts contractually defined in the Conveyance. The WTI Price does not necessarily correspond to the actual price realized by HNS for crude oil produced from the 1989 Working Interests, and Chargeable Costs and Production Taxes may not bear any relation to HNS’s actual costs of production and tax expenses. The actual per barrel profit realized by HNS on the Royalty Production may differ materially from the Per Barrel Royalty that it is required to pay to the Trust. It is possible under certain circumstances that the relationship between HNS’ actual per barrel revenues and costs could be such that continued operations may be uneconomic, and, to the extent permitted under the Conveyance and applicable law, HNS might determine to interrupt or discontinue production in whole or in part from the 1989 Working Interests even though a Per Barrel Royalty might otherwise be payable to the Trust under the Conveyance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Trust has not received any written comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Exchange Act that remain unresolved.

ITEM 1C.	CYBERSECURITY

The Trust has no directors or executive officers. The affairs of the Trust are managed by the Trustee. The Trust falls under the cybersecurity program of The Bank of New York Mellon Corporation (“BNY Mellon”). As

further described in its 2024 Annual Report, BNY Mellon maintains a broad range of defenses aimed at remaining abreast of and responding to evolving cybersecurity threats impacting it, its operations, its clients, its third-party service providers and the broader financial services sector.

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

BNY Mellon’s CIO, CISO and Chief Technology Risk Officer each have extensive experience in assessing and managing risks from cybersecurity threats. BNY Mellon’s CISO joined BNY Mellon in 2022 and previously served as head of information security at a Fortune 500 biopharmaceutical company and an information technology company, as well as the Global Chief Technology Officer at a large cybersecurity company. BNY Mellon’s CIO joined BNY Mellon in September 2024 from a large multinational company, where she was responsible for overseeing information technology and cybersecurity operations. BNY Mellon’s interim Chief Technology Risk Officer joined BNY Mellon in November 2024 and has previous experience as Global Head of Cyber, Technology and Information Security Risk Management at a global systemically important financial institution and over a decade of experience serving the U.S. intelligence community in a variety of cybersecurity-related positions.

ITEM 2.	PROPERTIES

Reference is made to Item 1 for the information required by this item.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF UNITS

The Units are listed and traded on the New York Stock Exchange under the symbol BPT.

As of March 5, 2025, 21,400,000 Units were outstanding and were held by 187 holders of record. No Units were purchased by the Trust or any affiliated purchaser during the year ended December 31, 2024.

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

Termination of the Trust

The Trust Agreement does not provide a specific termination date. The Trust terminates if either (a) holders of at least 60% of the Units outstanding vote to terminate the Trust or (b) the net revenues from the Royalty Interest for two successive years are less than $1,000,000 per year (unless the net revenues during the two-year period have been materially and adversely affected by a “force majeure” event). As used in the Trust Agreement, “force majeure” means, without limitation: (i) acts of God; strikes, lockouts or other industrial disturbances; acts of public enemies; orders or restraints of any kind of the government of the United States or of the State of Alaska or any of their departments, agencies, political subdivisions or officials, or any civil or military authority; insurrections; civil disturbances; riots; epidemics; sabotage; war, whether or not declared; landslides; lightning; earthquakes; fires; hurricanes; winds; tornados; storms; droughts; floods; arrests; restraint of government and people; explosions; breakage, malfunction or accident to facilities, machinery, transmission pipes or canals; partial or entire failure of utilities; shortages of labor, materials, supplies or transportation; or (ii) any other cause, circumstance or event (other than depletion of the petroleum reservoir in which the Trust has an interest) not reasonably within the control of HNS.

The Trust did not receive any revenues attributable to any of the four quarters of each of 2023 and 2024. Therefore, in accordance with the Trust Agreement, the Trust terminated at 11:59 PM on December 31, 2024, and the Trustee has commenced the process of winding up the affairs of the Trust.

Pursuant to the terms of the Trust Agreement, upon the termination of the Trust, the Trustee is required to sell for cash all the assets of the Trust (other than cash). HNS has an option to purchase the Royalty Interest at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust on the date of termination, or (ii) $11,641,600, which represents 21,400,000 outstanding Units as of December 31, 2024 multiplied by $0.544 (the closing price of the Units on the NYSE on December 31, 2024, the termination date of the Trust). The purchase must be for cash unless holders of 60% of the Units outstanding authorize the sale for non-cash consideration and the Trustee has received a ruling from the Internal Revenue Service or an opinion of counsel to the effect that such non-cash sale will not adversely affect the classification of the Trust as a “grantor trust” for federal income tax purposes or cause the income from the Trust to be treated as unrelated business taxable income for federal income tax purposes.

If HNS does not exercise its option within 30 days of receiving the fair market value opinion, the Trustee will sell the Trust property on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust property as set forth in the fair market value opinion and on terms and conditions deemed commercially reasonable by that firm.

The Trustee is obligated to distribute the available net proceeds of any such sale to the Unit holders after satisfaction of all of the Trust’s liabilities (including, without limitation, any expenses of the Trust), and establishing or increasing reserves for the payment of contingent liabilities of the Trust.

The Trustee has engaged a financial advisor to render an opinion as to the fair market value of the assets of the Trust on the date of termination. There can be no assurance as to the length of time that it will take to wind up the Trust and for the Trustee to make a final distribution, if any.

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

In July 2021, the Trust announced that the Trustee had determined to increase the Trustee’s existing cash reserve of $1.27 million by $500 thousand, funding the full amount of the cash reserve from the Royalty Payment attributable to the second quarter of 2021. In October 2021, the Trustee decided to increase the Trusts’ cash reserve to $6.0 million, which was fully funded from the Royalty Payment attributable to the third quarter of 2021.

The total amount added to the cash reserve in 2021 took into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it is withholding funds to build the cash reserve at any time, without advance notice to the Unit holders. As previously disclosed by the Trust, the Trustee has increased and funded the cash reserve to a level it believes is sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process and public company reporting obligations.

Given the lack of revenue from the Royalty Interest over the past two years, and the ongoing expenses of operating the Trust through the termination process, the Trustee has determined to withhold amounts necessary, when and if received by the Trust, to maintain the cash reserve at its current level of approximately $6.0 million at this time. Accordingly, even if the Trust receives net revenues from the Royalty Interest in any quarter during 2025, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter.

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

When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. However, it is likely that the Trust’s revenues in future periods also will be affected by increases and decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each of the years 2020 through 2024. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years.

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

From the beginning of 2024 through the end of the year, WTI Prices fluctuated from a low of $65.75 on September 10, 2024, to a high of $86.91 from April 5, 2024 through April 7, 2024, and the average price was below the estimate of $91.95 per barrel originally used to evaluate the likelihood of the Trust receiving Royalty Payments in 2024. Based on the SEC-defined 12-month average WTI Price in 2024 of $75.48 per barrel (the unweighted average of first-day-of-the-month WTI Price over the period January through December of the respective year in accordance with SEC guidelines), WTI Prices, Production Taxes, and the Chargeable Costs adjusted as prescribed by the Overriding Royalty Conveyance, HNS has estimated that production of the proved reserves would result in no future Royalty Payments to the Trust in 2025 or beyond. From the beginning of the first quarter of 2025 through March 13, 2025, the WTI crude oil spot price fluctuated between a high of $80.04 per barrel on January 15, 2025, and a low of $66.03 per barrel on March 10, 2025. The WTI crude oil spot price on March 13, 2025 was $66.55 per barrel.

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

2024 Compared to 2023

		Increase (decrease)
	12 Months Ended 9/30/2024	Amount	Percent	12 Months Ended 9/30/2023
	(Dollars per barrel)
Average WTI Price	$77.82	$(0.81)	(1.0)	$78.63
Adjusted Chargeable Costs	$88.32	$8.97	11.3	$79.35
Average Production Taxes	$2.72	$(0.05)	(1.8)	$2.77
Average Per Barrel Royalty	$(13.22)	$(9.74)	(279.9)	$(3.48)
Average net royalty production (mb/d)	63.92	(1.83)	(2.8)	65.75

Average WTI prices during the twelve months ended September 30, 2024, decreased by 1.0 percent compared to the preceding twelve-month period. Average monthly WTI prices during this period ranged from a high of $86.91 during the month of April 2024 to a low of $65.75 during the month of September 2024. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar 2023 to $37.50 in calendar 2024, resulted in the 11.3 percent increase in Adjusted Chargeable Costs during the twelve months ended September 30, 2024. The significant decrease in the Average Per Barrel Royalty for the 2024 period resulted primarily from the increase in Adjusted Chargeable Costs and a decrease in WTI prices, as compared to the same period in 2023. Average Production Taxes decreased 1.8 percent as a result of the decrease in the WTI Price in 2024 and an increase in the Consumer Price Index used to calculate the Cost Adjustment Factor. Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to the Financial Statements in Item 8 below. The average net production from the 1989 Working Interest declined by 2.8 percent. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

		Increase (decrease)
	Year Ended 12/31/2024	Amount	Percent	Year Ended 12/31/2023
	(Dollars in thousands)
Royalty revenues	$—	$(6,640)	(100.0)	$6,640
Cash earnings	$(1,143)	$(6,743)	(120.4)	$5,600
Cash distributions	$—	$(6,365)	(100.0)	$6,365
Administrative expenses	$1,379	$52	3.9	$1,327
Trust corpus at year end	$3,627	$(1,337)	(26.9)	$4,964

The decrease in royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2024 as compared to the same period in 2023 resulted from the decrease in the Average WTI Price, an increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the twelve months ended December 31, 2024 as compared to same period in 2023, offset by a decrease in Average Production Taxes. The increase in Administrative Expenses paid during the twelve months ended December 31, 2024, is primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the 12 months ended December 31, 2024 as compared to the same period in 2023 due to the continued payment of the Trust’s expenses from the cash reserve.

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

The decrease in royalty revenues, cash earnings and cash distributions for the twelve months ended December 31, 2023 as compared to the same period in 2022 resulted from the significant decrease in the Average WTI Price, an increase in Adjusted Chargeable Costs and a decline in average net production that prevailed during the twelve months ended December 31, 2023 as compared to same period in 2022, offset by a decrease in Average Production Taxes. The decrease in Administrative Expenses paid during the twelve months ended December 31, 2023, primarily resulted from differences in the timing of invoices. The Trust Corpus decreased at the end of the twelve months ended December 31, 2023 as compared to the same period in 2022 due to the payment of the Trust’s expenses from the cash reserve instead of from the Per Barrel Royalty in the prior period.

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

BP PRUDHOE BAY ROYALTY TRUST

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of the Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on the Financial Statements

We have audited the accompanying statements of assets, liabilities and trust corpus of BP Prudhoe Bay Royalty Trust (the Trust) as of December 31, 2024 and 2023, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2024 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the assets, liabilities and trust corpus of the Trust as of December 31, 2024 and 2023, and its cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2024, in conformity with the modified cash basis of accounting described in note 3 to the financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2025 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 1989

Houston, Texas

March 26, 2025

Report of Independent Registered Public Accounting Firm

To the Trustee and Holders of Trust Units

BP Prudhoe Bay Royalty Trust:

Opinion on Internal Control Over Financial Reporting

We have audited BP Prudhoe Bay Royalty Trust’s (the Trust) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2024 and 2023, the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the financial statements), and our report dated March 26, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ KPMG LLP

Houston, Texas

March 26, 2025

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(In thousands, except Unit data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (Note 3)	$4,159	$5,302

Total Assets	$4,159	$5,302

Liabilities and Trust Corpus
Accrued expenses	$532	$338

Total Liabilities	532	338
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	3,627	4,964

Total Liabilities and Trust Corpus	$4,159	$5,302

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(In thousands, except Unit data)

	Year Ended December 31,
	2024	2023	2022
Royalty revenues	$—	$6,640	$82,283
Interest income	236	287	69
Less: Trust administrative expenses	(1,379)	(1,327)	(1,464)

Cash earnings (loss)	$(1,143)	$5,600	$80,888

Cash distributions	$—	$6,365	$80,823

Cash distributions per unit	$—	$0.2974	$3.7768

Units outstanding	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Trust corpus at beginning of year	$4,964	$5,787	$5,638
Cash earnings (loss)	(1,143)	5,600	80,888
Decrease (increase) in accrued expenses	(194)	(58)	84
Cash distributions	—	(6,365)	(80,823)

Trust corpus at end of year	$3,627	$4,964	$5,787

See accompanying notes to financial statements.

BP Prudhoe Bay Royalty Trust

Notes to Financial Statements

(Prepared on a modified cash basis)

December 31, 2024

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

See Note 8 for a discussion of the Trust termination.

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023 or 2024. There can be no assurance that WTI Prices will return to levels sufficient to result in Royalty Payments to the Trust in any future quarter.

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

See Note 8 for a discussion of the Trust termination.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of December 31, 2024 and 2023, and the modified basis of cash earnings and distributions and changes in Trust corpus for the years ended December 31, 2024, 2023 and 2022. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of December 31, 2024 and 2023, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq. (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly progressivity tax rate implemented by certain amendments to the Production Tax Statute, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

Certain of the royalty payments received by the Trust in 2023 were adjusted by HNS to compensate for underpayments or overpayments of the royalties due with respect to the quarters ended prior to the dates of such payments. Average net production of crude oil and condensate from the proved reserves allocated to the Trust was less than 90,000 barrels per day during certain quarters. Royalty payments by BP Alaska with respect to those quarters were based on estimates by BP Alaska of production levels because actual data was not available by the dates on which payments were required to be made to the Trust. The royalty payment received by the Trust in the first quarter of 2023 of $6.640 million included an overpayment of $27,000, resulting in a total payment of $6.613 million.

(8)	Subsequent Event

There was no Royalty Payment received by the Trust in January 2025 for the quarter ended December 31, 2024.

Pursuant to the terms of the Trust Agreement, the Trust terminates when the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year. The Trust has not received any revenues attributable to any of the four quarters of each of the years ended December 31, 2023, and 2024. Therefore, in accordance with the Trust Agreement, the Trust terminated at 11:59 PM on December 31, 2024, and Trustee has commenced the process of winding up the affairs of the Trust.

Subsequent events have been evaluated through the date these financial statements are issued.

(9)	Summary of Quarterly Results (Unaudited)

A summary of selected quarterly financial information for the years ended December 31, 2024, 2023, and 2022 is as follows (in thousands, except Unit data):

	2024 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$—	$—	$—	$—
Interest income	67	62	57	50
Trust administrative expenses	(338)	(556)	(329)	(156)

Cash earnings (loss)	$(271)	$(494)	$(272)	$(106)
Cash distributions	$—	$—	$—	$—
Cash distributions per Unit	$—	$—	$—	$—

	2023 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$6,640	$—	$—	$—
Interest income	3	142	71	71
Trust administrative expenses	(280)	(587)	(157)	(303)

Cash earnings (loss)	$6,363	$(445)	$(86)	$(232)
Cash distributions	$6,365	$—	$—	$—
Cash distributions per Unit	$0.2974	$—	$—	$—

	2022 Fiscal Quarter
	First	Second	Third	Fourth
Royalty revenues	$12,801	$23,814	$30,341	$15,326
Interest income	—	3	4	61
Trust administrative expenses	(364)	(541)	(276)	(283)

Cash earnings	$12,437	$23,276	$30,069	$15,104
Cash distributions	$12,437	$23,273	$30,066	$15,047
Cash distributions per Unit	$0.5812	$1.0875	$1.4050	$0.7031

(10)	Supplemental Reserve Information and Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (Unaudited)

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

There is no precise method of allocating estimates of physical quantities of reserve volumes between BP Alaska and the Trust, since the Royalty Interest is not a working interest and the Trust does not own and is not entitled to receive any specific volume of reserves from the Prudhoe Bay field. Reserve volumes attributable to the Trust were estimated by allocating to the Trust its share of estimated future production from the field, based on the 12-month average WTI Price for 2024 ($75.48 per barrel), 2023 ($78.22 per barrel) and 2022 ($93.67 per barrel). Because the reserve volumes attributable to the Trust are estimated using an allocation of reserve volumes based on the estimated future production and on the current WTI Price, a change in the timing of estimated production or a change in the WTI price will result in a change in the Trust’s estimated reserve volumes. Therefore, the estimated reserve volumes attributable to the Trust will vary if different production estimates and prices are used.

In addition to production estimates and prices, reserve volumes attributable to the Trust are affected by the amount of Chargeable Costs that will be deducted in determining the Per Barrel Royalty. Net proved reserves of oil and condensate attributable to the Trust as of December 31, 2024, 2023, and 2022, based on BP Alaska’s latest reserve estimate at such times and the 12-month average WTI price for 2024, 2023 and 2022, were estimated to be 0, 0, and 8.232 million barrels, respectively (of which 0, 0, and 7.862 million barrels, respectively, are proved developed reserves). Under the provisions of FASB ASC 932, no consideration can be given to reserves not considered proved at the present time.

The standardized measure of discounted future net cash flow relating to proved reserves disclosure required by FASB ASC 932 assigns monetary amounts to proved reserves based on current prices. This discounted future net cash flow should not be construed as the current market value of the Royalty Interest. A market valuation determination would include, among other things, anticipated price changes and the value of additional reserves not considered proved at the present time or reserves that may be produced after the currently anticipated end of field life. At December 31, 2024, 2023 and 2022, the standardized measure of discounted future net cash flow relating to proved reserves attributable to the Trust (estimated in accordance with the provisions of FASB ASC 932), based on the 12-month average WTI Price for 2024, 2023, and 2022 of $75.48, $78.22 and $93.67 per barrel, respectively, were as follows (in thousands):

	December 31,
	2024	2023	2022
Future cash inflows	$—	$—	$61,169
10% annual discount for estimated timing of cash flows	—	—	4,418

Standardized measure of discounted future net cash flow (a)	$—	$—	$56,751

(a)	The following are the principal sources of the change in the standardized measure of discounted future net cash flows (in thousands):

	December 31,
	2024	2023	2022
Net changes in prices and production costs	$—	$(63,330)	$128,772
Net change in production taxes		5,061	—
Other	—	(53)	557

	—	(58,322)	129,329
Royalty income received (b)	—	—	(76,122)
Accretion of discount	—	1,571	3,544

Net increase (decrease) during the year	$—	$(56,751)	$56,751

(b)	For the purpose of this calculation, royalty income received for 2024, 2022 and 2021 includes the following:

Period October 1, 2024 through December 31, 2024	$—
Period October 1, 2023 through December 31, 2023	$—
Period October 1, 2022 through December 31, 2022	$6,640

The above royalty income was received by the Trust in January 2025, 2024, and 2023, respectively.

The changes in estimated quantities of proved oil and condensate were as follows:

Proved developed and undeveloped reserves (thousands of barrels) as of:

December 31, 2021	—
Revisions of previous estimates (1)	12,401
Production	(4,169)

December 31, 2022	8,232
Revisions of previous estimates (2)	(4,185)
Production	(4,047)

December 31, 2023	—
Revisions of previous estimates	—
Production	—
December 31, 2024	—
Proved developed reserves (thousands of barrels) as of:
December 31, 2022	7,862
December 31, 2023	—
December 31, 2024	—
Proved undeveloped reserves (thousands of barrels) as of:
December 31, 2022	370
December 31, 2023	—
December 31, 2024	—

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

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two fiscal years ended December 31, 2024.

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

As of the end of calendar year 2024, the trust officers of the Trustee responsible for the administration of the Trust conducted an evaluation of the Trust’s disclosure controls and procedures. Their evaluation considered, among other things, that the Trust Agreement and the Conveyance impose enforceable legal obligations on HNS, and that HNS has provided the information required by those agreements and other information requested by the Trustee from time to time on a timely basis. The officers concluded that the Trust’s disclosure controls and procedures were effective, as of December 31, 2024.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report set forth in full in “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM—OPINION ON INTERNAL CONTROL OVER FINANCIAL REPORTING”.

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

The Trust has not adopted a code of ethics. The standards of conduct governing the Trustee are set forth in the Trust Agreement and Delaware law. Ethical standards applicable to the employees of the Trustee are set forth in the Code of Conduct which may be found at https://www.bny.com/corporate/global/en/investor-relations/employee-code-of-conduct.html.

There is no audit committee or committee performing comparable functions responsible for reviewing the audited financial statements of the Trust.

Insider Trading Policy

Because the Trust has no directors, officers or employees, and because the Trustee does not have the authority under the terms of the Trust Agreement to engage in transactions in the Trust Units on behalf of the Trust, the Trust has not adopted an insider trading policy applicable to such persons or to the Trust itself. It is the policy of the Trustee that any transaction in Trust Units by any officer or employee of the Trustee who performs policy-making functions for the Trust must comply with the insider trading policies of the Bank of New York Mellon Corporation.

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

The compensation received by the Trustee from the Trust during the three fiscal years ended December 31 was as follows:

Year ended December 31,	Trustee’s Fees	Transfer Agent and Registrar Fees
2022	$215,538	—
2023	$213,378	—
2024	$238,523	—

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

No Units are authorized for issuance under any form of equity compensation plan.

Unit Ownership of Certain Beneficial Owners

As of March 10, 2025, there were no persons known to the Trustee to be the beneficial owners of more than five percent of the Units.

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

There has been no transaction by the Trust since the beginning of 2024, or any currently proposed transaction in which a related person (as defined in Item 404 of Regulation S-K) had or will have a direct or indirect material interest, except for payment to the Trustee of the fees and reimbursement for expenses prescribed in the Trust Agreement. See “ITEM 11. EXECUTIVE COMPENSATION” for additional information.

The Trust has no independent directors. See “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE” for additional information.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by KPMG LLP for the years ended December 31, 2024 and 2023 are:

	2024	2023
Audit	$195,500	$196,500
Audit related	24,500	24,500
Tax	230,000	230,000

	$450,000	$451,000

The Trust has no audit committee, and as a consequence, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

The following financial statements of the Trust are included in Part II, Item 8:

Reports of Independent Registered Public Accounting Firm

Statements of Assets, Liabilities and Trust Corpus as of December 31, 2024 and 2023

Statements of Cash Earnings and Distributions for the years ended December 31, 2024, 2023 and 2022

Statements of Changes in Trust Corpus for the years ended December 31, 2024, 2023 and 2022

Notes to Financial Statements

(b) Description of Exhibits

4.1	BP Prudhoe Bay Royalty Trust Agreement dated February 28, 1989 among The Standard Oil Company, BP Exploration (Alaska) Inc., The Bank of New York Trustee, and F. James Hutchinson, Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.2	Overriding Royalty Conveyance dated February 27, 1989 between BP Exploration (Alaska) Inc. and The Standard Oil Company. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.3	Trust Conveyance dated February 28, 1989 between The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.4	Support Agreement dated as of February 28, 1989, as amended May 8, 1989, among The British Petroleum Company p.l.c., BP Exploration (Alaska) Inc., The Standard Oil Company and BP Prudhoe Bay Royalty Trust. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-10243).

4.5	Letter agreement executed October 13, 2006 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 1-10243).

4.6	Letter agreement executed January 11, 2008 between BP Exploration (Alaska) Inc. and The Bank of New York, as Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated January 11, 2008 (File No. 1-10243).

10.1	Settlement Agreement, dated May 8, 2009, among BP Exploration (Alaska) Inc., The Bank of New York Mellon, as Trustee, and BNY Mellon Trust Company of Delaware, as Co-Trustee. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K dated May 8, 2009 (File No. 1-10243).

10.2	Agreement of Resignation, Appointment and Acceptance dated as of December 15, 2010 among BP Exploration (Alaska) Inc., The Bank of New York Mellon and The Bank of New York Mellon Trust Company, N.A. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (File No. 1-10243).

31*	Certification of the Trustee Pursuant to Securities Exchange Act Rules 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of the Trustee Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	BP Prudhoe Bay Royalty Trust Clawback Policy, effective as of December 1, 2023. Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 1-10243).

99*	Report of Miller and Lents, Ltd., dated March 5, 2025.

101	Explanatory note: An Interactive Data File is not submitted with this filing pursuant to Item 601(101) of Regulation S-K, because the Trust does not prepare its financial statements in accordance with generally accepted accounting principles as used in the United States. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA – NOTES TO FINANCIAL STATEMENTS—NOTE 3. BASIS OF ACCOUNTING”.

*	Filed herewith.
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

March 26, 2025

The Registrant is a trust and has no officers, directors, or persons performing similar functions. No additional signatures are available and none have been provided.