Form 10-Q
period 2025-03-31
BP PRUDHOE BAY ROYALTY TRUST
filed 2025-05-14
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (Note 3)	$3,669	$4,159

Total Assets	$3,669	$4,159

Liabilities and Trust Corpus
Accrued expenses	$588	$532

Total Liabilities	588	532
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	3,081	3,627

Total Liabilities and Trust Corpus	$3,669	$4,159

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended March 31,
	2025	2024
Royalty revenues	$—	$—
Interest income	42	67
Less: Trust administrative expenses	(532)	(338)

Cash earnings (loss)	$(490)	$(271)

Cash distributions	$—	$—

Cash distributions per unit	$—	$—

Units outstanding	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Trust Corpus at beginning of period	$3,627	$4,964
Cash earnings (loss)	(490)	(271)
Increase in accrued expenses	(56)	(218)
Cash distributions	—	—

Trust Corpus at end of period	$3,081	$4,475

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust, and Organization and Termination

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

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021 and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023, 2024 or the first quarter of 2025. There can be no assurance that WTI Prices will return to levels sufficient to result in royalty payments to the Trust in any future quarter.

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

See Note 1 for a discussion of the Trust termination.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of March 31, 2025 and December 31, 2024, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2025 and 2024. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of March 31, 2025 and December 31, 2024 cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

Estimates and assumptions are required to be made regarding assets, liabilities and changes in Trust corpus resulting from operations when financial statements are prepared. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ, and the difference could be material.

These unaudited financial statements should be read in conjunction with the financial statements and related notes in the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The cash earnings and distributions for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

On April 14, 2013, Alaska’s legislature passed an oil-tax reform bill amending Alaska’s oil and gas production tax statutes, AS 43.55.10 et seq (the “Production Tax Statutes”) with the aim of encouraging oil production and investment in Alaska’s oil industry. On May 21, 2013, the Governor of Alaska signed the bill into law as chapter 10 of the 2013 Session Laws of Alaska (the “Act”). Among significant changes, the Act eliminated the monthly “progressivity” tax rate implemented by certain amendments to the Production Tax Statutes, increased the base rate from 25% to 35% and added a stair-step per-barrel tax credit for oil production. This tax credit is based on the gross value at the point of production per barrel of taxable oil and may not reduce a producer’s tax liability below the “minimum tax” (which is a percentage, ranging from zero to 4%, of the gross value at the point of production of a producer’s taxable production during the calendar year based on the average price per barrel for Alaska North Slope crude oil for sale on the United States West Coast for the year) under the Production Tax Statutes. These changes became effective on January 1, 2014.

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

(7)	Subsequent Event

There was no royalty payment received by the Trust in April 2025 for the quarter ended March 31, 2025.

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

Pursuant to the terms of the Trust Agreement, the Trust terminates when the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year. The Trust did not receive any revenues attributable to any of the four quarters of each of the years ended December 31, 2023, and 2024. Therefore, in accordance with the Trust Agreement, the Trust terminated at 11:59 PM on December 31, 2024, and Trustee has commenced the process of winding up the affairs of the Trust. See “THE TRUST – Termination of the Trust” in Part I, Item 1 of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”).

The information in this report relating to the Prudhoe Bay Unit, the calculation of royalty payments and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended March 31, 2025, resulting in a negative value for the payment calculation for the quarter. However, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through March 31, 2025, totaling $531,612, from the cash reserve. The Trustee intends to continue to evaluate the adequacy of the cash reserve and may, at any time without notice to the Unit holders, increase or decrease the amount of the cash reserve due to the facts and circumstances prevailing from time to time. See Note 2 to the Financial Statements (Unaudited) in Item 1.

For the three months ended March 31, 2025, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$71.50
Average Adjusted Chargeable Costs	$98.89
Average Production Taxes	$2.46
Average Per Barrel Royalty	$(29.85)
Average Net Production (mb/d)	65.6

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

The actual results, performance and prospects of the Trust could differ materially from those expressed or implied by forward-looking statements. Descriptions of some of the risks that could affect the future performance of the Trust appear in Part 1, Item 1A, “RISK FACTORS,” of the 2024 Annual Report) and Part II, Item 1A. “Risk Factors”, of this Form 10-Q.

There may be additional risks of which the Trustee is unaware or which it currently deems immaterial.

In the light of these risks, uncertainties and assumptions, you should not rely unduly on any forward-looking statements. Forward-looking events and outcomes discussed in the 2024 Annual Report and in this Form 10-Q and the Trust’s other reports may not occur or may turn out differently. The Trustee undertakes no obligation to update forward-looking statements after the date of this report, except as required by law, and all such forward-looking statements in this report are qualified in their entirety by the preceding cautionary statements.

Liquidity and Capital Resources

Background. The Trust is a passive entity. The Trustee’s activities are limited to collecting and distributing the revenues from the Royalty Interest and paying liabilities and expenses of the Trust. Generally, the Trust has no source of liquidity and no capital resources other than the revenues attributable to the Royalty Interest that it receives from time to time. See the discussion under “THE ROYALTY INTEREST” in Part I, Item 1 of the 2024 Annual Report for a description of the calculation of the Per Barrel Royalty, and the discussion under “THE PRUDHOE BAY UNIT AND FIELD – Reserve Estimates” in Part I, Item 1 of the 2024 Annual Report for information concerning the estimated future net revenues of the Trust. However, the Trust Agreement gives the Trustee power to borrow, establish a cash reserve, or dispose of all or part of the Trust property under limited circumstances. See the discussion under “THE TRUST – Sales of Royalty Interest; Borrowings and Reserves” in Part I, Item 1 of the 2024 Annual Report.

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

In July 2021, the Trustee increased the Trustee’s existing cash reserve of $1.27 million by $500 thousand, funding the full amount of the cash reserve from the royalty payment attributable to the second quarter of 2021. In October 2021, the Trust increased the Trustee’s existing cash reserve to $6.0 million, which was fully funded from the royalty payment attributable to the third quarter of 2021.

The total amount added to the cash reserve took into account that (i) the Trust had not received any revenues attributable to 2020 or the first quarter of 2021 and therefore had been unable to make any additions to the cash reserve for five quarters, (ii) the likelihood of future revenue from the Royalty Interest, (iii) the increase in Trust Administrative Expenses in 2020, (iv) the reset of the earliest potential termination date of the Trust, and (v) the expected expenses associated with the future termination of the Trust. The Trustee will continue to review and reassess the adequacy of the cash reserve on an on-going basis based on the facts and circumstances at the time of such evaluations and may increase or decrease the targeted cash reserve or the rate at which it withholds funds to build the cash reserve at any time, without advance notice to Unit holders. As previously disclosed by the Trust, the Trustee increased and funded the cash reserve to a level it believes will be sufficient to provide funding to pay the Administrative Expenses for a two-year period commencing when the sum of the net revenues from the Royalty Interest for two successive years are less than $1.0 million per year, and to carry out an orderly termination of the Trust as set forth in Article IX of the Trust Agreement. Depending on the facts and circumstances, the expenses of the termination process may include, without limitation, costs related to a professional evaluation of the value of the Royalty Interest, any and all other costs and expenses necessary to terminate the Trust, sell the Trust assets and provide for the orderly distribution of the remaining proceeds to the Unit holders, the costs of one or more consent solicitations of the Unit holders, legal fees and expenses, and all other professional services necessary to comply with the requirements of the Trust termination process and public company reporting obligations.

Given the lack of revenue from the Royalty Interest over the past two years, and the ongoing expenses of operating the Trust through the termination process, the Trustee has determined to withhold amounts necessary, when and if received by the Trust, to maintain the cash reserve at its current target level of approximately $6.0 million at this time. Accordingly, even if the Trust receives net revenues from the Royalty Interest in any quarter during 2025, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may withhold funds from any such revenue to first pay accrued Administrative Expenses and to replenish or add to the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended March 31, 2025 and 2024, respectively, are attributable to HNS’s operations during the three-month periods ended December 31, 2024 and 2023, respectively.

Under the terms of the Conveyance of the Royalty Interest to the Trust, the Per Barrel Royalty for any day is the WTI Price for the day less the sum of (i) Chargeable Costs multiplied by the Cost Adjustment Factor and (ii) Production Taxes. The discussion under the captions “THE TRUST – Trust Property” and “THE ROYALTY INTEREST” in Part 1, Item 1 of the 2024 Annual Report explains the meanings of the terms “Conveyance,” “Royalty Interest,” “Per Barrel Royalty,” “WTI Price, “Chargeable Costs” and “Cost Adjustment Factor” and should be read in conjunction with this report.

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. The Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each year from 2020 through 2024 and for the first quarter of 2025. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the fourth quarter of 2024 through December 31, 2024, the closing WTI crude oil spot price fluctuated between a high of $77.14 per barrel from October 7, 2024, and a low of $67.02 per barrel from November 15, 2024 through November 17, 2024, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the fourth quarter of 2024.

From the beginning of the first quarter of 2025 through March 31, 2025, the closing WTI crude oil spot price fluctuated between a high of $80.04 per barrel on January 15, 2025 and a low of $66.03 per barrel on March 10, 2025, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the first quarter of 2025.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2025 will depend on, among other things, WTI Prices prevailing during the remainder of 2025. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on May 6, 2025, that WTI prices will average $60.85 per barrel in the second quarter of 2025 and $58.00 per barrel in the third quarter of 2025. There can be no assurance that WTI prices for the second quarter of 2025 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in any future quarter.

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

The quarterly distribution received by the Trust from HNS in January 2023 attributable to the fourth quarter of 2022 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution or the final distribution to Unit holders on the completion of the winding up process. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended March 31, 2025 and 2024 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments due to the Trust, if any, in January 2025 and 2024. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty (paid)	Average Net Production (mb/d)
Jan. 2025	12/31/24	$70.32	$37.50	2.4293	$91.10	$2.42	$(23.19)	64.6
Jan. 2024	12/31/23	$78.47	$34.75	2.3643	$82.16	$2.75	$(6.44)	67.9

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Trust royalty revenues, if any, received during the first quarter of the fiscal year are based on Royalty Production during the fourth quarter of the prior fiscal year. The following table shows the changes between the three months ended December 31, 2024 and the three months ended December 31, 2023 in the factors that determined the Per Barrel Royalties used to calculate royalty payments, if any, for the quarters ended March 31, 2025 and 2024.

		Increase (decrease)
	Three Months Ended 12/31/2024	Amount	Percent	Three Months Ended 12/31/2023
Average WTI Price	$70.32	$(8.15)	(10.4)	$78.47
Adjusted Chargeable Costs	$91.10	$8.94	10.9	$82.16
Average Production Taxes	$2.42	$(0.33)	(12.0)	$2.75
Average Per Barrel Royalty (paid)	$(23.19)	$(16.75)	(260.1)	$(6.44)
Average net production (mb/d)	64.6	(3.3)	(4.9)	67.9

The average WTI Price for the fourth quarter of 2024 decreased 10.4% compared to the average WTI Price for the fourth quarter of 2023. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $34.75 in calendar year 2023 to $37.50 in calendar year 2024, resulted in a 10.9% percent increase in Adjusted Chargeable Costs for the three months ended December 31, 2024. Production Taxes decreased 12.0% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $16.75, remaining at a negative value, primarily as a result of the increase in Adjusted Chargeable Costs and decrease in Average WTI Price during the fourth quarter of 2024 as compared to the fourth quarter of 2023. However, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 4.9%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended March 31, 2025, as compared to the same period in 2024 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 3/31/2025	Amount	Percent	Three Months Ended 3/31/2024
		(Dollar amounts in thousands)
Royalty revenues	$—	$—	—	$—
Cash earnings (loss)	$(490)	$(219)	(80.8)	$(271)
Cash distributions	$—	$—	—	$—
Administrative expenses	$532	$194	57.4	$338

There were no royalty revenues distributed in either the first quarter of 2025 or the first quarter of 2024. The period-to-period increase in cash losses is due to payments of Administrative Expenses being made solely from the cash reserve. The increase in Administrative Expenses paid during the three months ended March 31, 2025, is primarily due to differences in the timing of invoices and increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the three months ended March 31, 2025, as compared to the same period in 2024, due to the payment of the Trust’s Administrative Expenses from the cash reserve.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of March 31, 2025.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Trust’s annual report on Form 10-K for the year December 31, 2024.

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

Date: May 14, 2025

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.