Form 10-Q
period 2025-06-30
BP PRUDHOE BAY ROYALTY TRUST
filed 2025-08-14
CIK 850033

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, 21,400,000 Units of Beneficial Interest were outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BP Prudhoe Bay Royalty Trust

Statement of Assets, Liabilities and Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (Note 3)	$3,117	$4,159

Total Assets	$3,117	$4,159

Liabilities and Trust Corpus
Accrued expenses	$325	$532

Total Liabilities	325	532
Trust Corpus (40,000,000 units of beneficial interest authorized, 21,400,000 units issued and outstanding)	2,792	3,627

Total Liabilities and Trust Corpus	$3,117	$4,159

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Cash Earnings and Distributions

(Prepared on a modified cash basis)

(Unaudited)

(In thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Royalty revenues	$—	$—	$—	$—
Interest income	36	62	78	129
Less: Trust administrative expenses	(588)	(556)	(1,120)	(894)

Cash earnings (loss)	$(552)	$(494)	$(1,042)	$(765)

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units outstanding	21,400,000	21,400,000	21,400,000	21,400,000

See accompanying notes to financial statements (unaudited).

BP Prudhoe Bay Royalty Trust

Statements of Changes in Trust Corpus

(Prepared on a modified cash basis)

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Trust Corpus at beginning of period	$3,081	$4,475	$3,627	$4,964
Cash earnings (loss)	(552)	(494)	(1,042)	(765)
Decrease in accrued expenses	263	221	207	3
Cash distributions	—	—	—	—

Trust Corpus at end of period	$2,792	$4,202	$2,792	$4,202

See accompanying notes to financial statements (unaudited).

(1)	Formation of the Trust, Organization and Termination

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

During 2021, the Trustee evaluated the adequacy of the cash reserve, the likelihood of the continued and regular receipts of revenues from the Royalty Interest in 2021 and beyond and the anticipated timing of termination of the Trust and determined at that time to further increase the cash reserve to approximately $6,000,000. Considering that the Trust is in wind-down, the Trustee does not expect to maintain the cash reserve at this level, and expects to reevaluate the level of the cash reserve in the event of any future payment from the Royalty Interest and potential proceeds from the sale of the Trust assets. Even if the Trustee determines to reduce the cash reserve target level, if the Trust receives net revenues from the Royalty Interest in any quarter during 2025, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may withhold funds from any such revenue to first pay accrued Administrative Expenses and retain funds in the cash reserve, before distributing any funds to Unit holders.

Although the Trust received net revenues attributable to the quarters ended June 30, September 30, and December 31, 2021, and each of the four quarters of 2022, the Trust did not receive net revenues attributable to any quarter in 2023, 2024 or the first and second quarters of 2025. There can be no assurance that WTI Prices will return to levels sufficient to result in royalty payments to the Trust in any future quarter.

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

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the modified cash basis of reporting revenues and distributions is considered to be the most meaningful because quarterly distributions to the Trust Unit holders are based on net cash receipts. The accompanying modified cash basis financial statements contain all adjustments necessary to present fairly the assets, liabilities and corpus of the Trust as of June 30, 2025 and December 31, 2024, and the modified basis of cash earnings and distributions and changes in Trust corpus for the three-month and six-month periods ended June 30, 2025 and 2024. The adjustments are of a normal recurring nature and are, in the opinion of the Trustee, necessary to fairly present the results of operations.

As of June 30, 2025, and December 31, 2024, cash equivalents which represent the cash reserve consist of a Morgan Stanley ILF Treasury Fund and U.S. Treasury Bills with original maturities of ninety days or less.

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

(7)	Subsequent Events

There was no royalty payment received by the Trust in July 2025 for the quarter ended June 30, 2025.

The Trust announced on June 30, 2025, that it had received notification from the New York Stock Exchange (“NYSE”) of its determination to suspend trading of the Units, effective as of the close of trading on June 30, 2025, and to initiate proceedings to delist the Units. The determination to commence the delisting proceeding resulted from the Trust’s inability to satisfy the continued listing compliance standards set forth under Rule 802.01C of the NYSE Listed Company Manual because the average closing price of the Units fell below $1.00 over a 30 consecutive trading-day period that ended on December 30, 2024, and the Trust was unable to regain compliance with the applicable standards within a cure period that concluded on June 30, 2025.

As a result of the suspension, the Units began trading on July 1, 2025, under the symbol “BPPTU” on the Pink Limited Market (“OTC Pink”), which is operated by OTC Markets Group, Inc. To be quoted on OTC Pink, a market maker must sponsor the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security. OTC Pink is a significantly more limited market than the NYSE, and the quotation of the Units on OTC Pink may result in a less liquid market available for existing and potential unitholders and could further depress the trading price of the Units. On July 17, 2025, the NYSE filed a Form 25 to delist the Units, which became effective on July 27, 2025. There is no assurance that an active market in the Units will develop on OTC Pink.

After the Trust’s termination, RedOaks Energy Advisors, LLC (“RedOaks”) was engaged to provide a valuation opinion and assist with marketing and selling the Trust’s assets, which HNS declined to purchase as of June 2, 2025. Consequently, RedOaks initiated a sale process with bids due on July 29, 2025, and updated bids were due on August 5, 2025. The Trust and RedOaks are reviewing the bid proposals RedOaks received and intend to proceed to negotiating the terms of a potential sale agreement with the highest bidder. The timing and certainty of closing remain unknown.

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

Upon the termination of the Trust, the Trust Agreement requires the Trustee to sell for cash all the assets of the Trust (other than cash). Under the Trust Agreement, HNS had an option to purchase the Trust assets at a price equal to the greater of (i) the fair market value of the Trust property as set forth in an opinion of an investment banking firm, commercial banking firm or other entity qualified to give an opinion as to the fair market value of the assets of the Trust on the date of termination, or (ii) $11,641,600, which represents 21,400,000 outstanding Units as of December 31, 2024 multiplied by $0.544 (the closing price of the Units on the New York Stock Exchange on December 31, 2024, the termination date of the Trust), exercisable within 30 days of receipt of the opinion.

Following termination of the Trust, the Trustee engaged RedOaks Energy Advisors, LLC (“RedOaks”) as its advisor to provide the opinion to HNS in accordance with the Trust Agreement, and to assist with the marketing and sale of the Trust’s assets. The RedOaks opinion reflected a de minimis valuation for the Trust assets solely as of the termination date and was prepared for the purpose of determining the option value in accordance with the Trust Agreement; however, such opinion was not intended to reflect current potential asset valuations or for use in connection with asset bids, and will not be updated for such use. On June 2, 2025, HNS informed the Trustee that it declined to exercise its option to purchase the Trust assets.

Since HNS declined to exercise its purchase option, the Trust Agreement requires the Trustee to sell the Trust assets on terms and conditions approved by the vote of holders of 60% of the outstanding Units, unless the Trustee determines that it is not practicable to submit the matter to a vote of the Unit holders and the sale is made at a price at least equal to the fair market value of the Trust assets as set forth in the third-party opinion and on terms and conditions deemed commercially reasonable by the third-party valuing the Trust assets. Therefore, RedOaks commenced a sale process on behalf of the Trust. Initial bids for the Trust assets were due on July 29, 2025, and updated bids were due on August 5, 2025. The Trust and RedOaks are reviewing the bid proposals RedOaks received and intend to proceed to negotiating the terms of a potential sale agreement with the highest bidder. The Trustee cannot predict the timing of the closing of a potential sale of the assets and cannot provide any assurance that a sale will be concluded.

The information in this report relating to the Prudhoe Bay Unit, the calculation of royalty payments and certain other matters has been furnished to the Trustee by HNS, and the Trustee is entitled to rely on the accuracy of such information in accordance with the Trust Agreement.

Recent Developments

The average daily closing WTI price was below the “break-even” price for the quarter ended June 30, 2025, resulting in a negative value for the payment calculation for the quarter. However, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero.

The Trustee paid all accrued expenses of the Trust through June 30, 2025, totaling $588,418, from the cash reserve.

For the three months ended June 30, 2025, the Per Barrel Royalty was calculated based on the following information:

Average WTI Price	$63.95
Average Adjusted Chargeable Costs	$99.63
Average Production Taxes	$2.15
Average Per Barrel Royalty	$(37.83)
Average Net Production (mb/d)	63.3

Forward-Looking Statements

Various sections of this report contain forward-looking statements (that is, statements anticipating future events or conditions and not statements of historical fact) within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as “anticipate,” “estimates,” “expect,” “believe,” “intend,” “likely” “plan”, “predict” or “project,” and “should,” “would,” “could,” “potentially,” “possibly” or “may,” and other words that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements in this report are subject to a number of risks and uncertainties beyond the control of the Trust. These risks and uncertainties include matters such as future changes in oil prices, oil production levels, production charges and costs, changes in expenses of the Trust, cash reserve levels, the timing and outcome of winding up the Trust and the Trust asset sale process, the liquidity of the trading market for the Units on OTC Pink, economic conditions, domestic and international political events and developments in major oil producing regions, especially in the Middle East and Russia, legislation and regulation, the effect of tariffs, international hostilities, war, including Russia’s war with Ukraine and Israel’s war with Hamas, potential escalations and geographic expansions and the international responses to these events, including the imposition of international sanctions and increase in international military intervention, and public health crises.

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

Given the lack of revenue from the Royalty Interest, and the ongoing expenses of operating the Trust through the termination process, the Trustee previously determined to withhold amounts necessary, when and if received by the Trust, to maintain the cash reserve at a target level of approximately $6.0 million. Considering that the Trust is now in wind-down, the Trustee does not expect to maintain the cash reserve at that level and expects to reevaluate the cash reserve target in the event of any future payment from the Royalty Interest and potential proceeds from the sale of the Trust assets. Even if the Trustee determines to reduce the cash reserve target level, if the Trust receives net revenues from the Royalty Interest in any quarter during 2025, it is possible that Unit holders will not receive a distribution on outstanding Units during such periods, because the Trust may withhold funds from any such revenue to first pay accrued Administrative Expenses and retain funds in the cash reserve, before distributing any funds to Unit holders. There can be no assurance that WTI prices will be at levels sufficient to result in revenues to the Trust in any future quarter.

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

Royalty revenues are generally received on the Quarterly Record Date (generally the fifteenth day of the month) following the end of the calendar quarter in which the related Royalty Production occurred. The Trustee, to the extent possible, pays all expenses of the Trust for each quarter on the Quarterly Record Date on which the revenues for the quarter are received. For the statement of cash earnings and distributions, revenues and Trust expenses are recorded on a cash basis and, as a result, distributions shown for the three-month periods ended June 30, 2025 and 2024, respectively, are attributable to HNS’s operations during the three-month periods ended March 31, 2025 and 2024, respectively.

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

“Royalty Production” for each day in a calendar quarter is 16.4246% of the first 90,000 barrels of the actual average daily net production of oil and condensate for the quarter from the proved reserves allocated to the Trust. When HNS’s average net production of oil and condensate per quarter from the 1989 Working Interests exceeds 90,000 barrels a day, the principal factors affecting the Trust’s revenues and distributions to Unit holders are changes in WTI Prices, scheduled annual increases in Chargeable Costs, changes in the Consumer Price Index and changes in Production Taxes. The Trust’s revenues have also been affected by decreases in production from the 1989 Working Interests. HNS’s net production of oil and condensate allocated to the Trust from proved reserves was less than 90,000 barrels per day on an annual basis during each year from 2020 through 2024 and for the first and second quarters of 2025. The Trustee has been advised that HNS expects that average net production allocated to the Trust from the proved reserves will be less than 90,000 barrels a day on an annual basis in future years. This is due to the normal declining production rate from the Prudhoe Bay field and variance in the impact of planned and unplanned maintenance programs.

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

From the beginning of the second quarter of 2025 through June 30, 2025, the closing WTI crude oil spot price fluctuated between a high of $75.14 per barrel on June 18 and June 19, 2025 and a low of $57.13 per barrel on May 5, 2025, and on average was below the “break-even” level necessary for the Trust to receive a Per Barrel Royalty for the second quarter of 2025.

Whether the Trust will be entitled to future net revenue from the Royalty Interest during the remainder of 2025 will depend on, among other things, WTI Prices prevailing during the remainder of 2025. While future oil prices cannot be accurately projected, the U.S. Energy Information Administration forecasts in its Short-Term Energy Outlook, released on July 8, 2025, that WTI prices will average $64.69 per barrel in the third quarter of 2025 and $60.02 per barrel in the fourth quarter of 2025. There can be no assurance that WTI prices for the third quarter of 2025 or beyond will be at or above these projected prices or that WTI prices will be above the “break even” level necessary for the Trust to receive a Per Barrel Royalty in any future quarter.

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

The quarterly distribution received by the Trust from HNS in January 2023 attributable to the fourth quarter of 2022 included an overpayment of $13,279. There has been no quarterly distribution to the Trust since the quarterly distribution received in January 2023, and therefore the overpayment remains outstanding and will be deducted from any future quarterly distribution or the final distribution to Unit holders on the completion of the winding up process. Because the statements of cash earnings and distributions of the Trust are prepared on a modified cash basis, royalty revenues for the three-month periods ended June 30, 2025 and 2024 reflect the amount of the adjustments with respect to the earlier fiscal periods.

The following table summarizes the factors that determined the Per Barrel Royalty used to calculate payments due to the Trust, if any, in April and January 2025 and 2024. See Note 1 of Notes to Financial Statements (Unaudited) in Item 1. The information in the table has been furnished to the Trust by HNS.

		Data for Quarter Average
Royalty Payment in Month	Based on Data for Quarter Ended	Average WTI Price	Chargeable Costs	Cost Adjustment Factor	Adjusted Chargeable Costs	Average Production Taxes	Average Per Barrel Royalty	Average Net Production (mb/d)
April 2025	03/31/25	$71.50	$40.25	2.4569	$98.89	$2.46	$(29.85)	65.6
Jan. 2025	12/31/24	$70.32	$37.50	2.4293	$91.10	$2.42	$(23.19)	64.6
April 2024	03/31/24	$77.01	$37.50	2.3895	$89.61	$2.69	$(15.28)	66.8
Jan. 2024	12/31/23	$78.47	$34.75	2.3643	$82.16	$2.75	$(6.44)	67.9

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Trust royalty revenues, if any, received during the second quarter of the fiscal year are based on Royalty Production during the first quarter of the fiscal year. The following table shows the changes between the three months ended March 31, 2025 and the three months ended March 31, 2024 in the factors that determined the Per Barrel Royalties used to calculate royalty payments, if any, for the quarters ended June 30, 2025 and 2024.

		Increase (decrease)
	Three Months Ended 3/31/2025	Amount	Percent	Three Months Ended 3/31/2024
Average WTI Price	$71.50	$(5.51)	(7.2)	$77.01
Adjusted Chargeable Costs	$98.89	$9.28	10.4	$89.61
Average Production Taxes	$2.46	$(0.23)	(8.6)	$2.69
Average Per Barrel Royalty (paid)	$(29.85)	$(14.57)	(95.4)	$(15.28)
Average net production (mb/d)	65.6	(1.2)	(1.8)	66.8

The average WTI Price for the first quarter of 2025 decreased 7.2% compared to the average WTI Price for the first quarter of 2024. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $37.50 in calendar year 2024 to $40.25 in calendar year 2025, resulted in a 10.4% percent increase in Adjusted Chargeable Costs for the three months ended March 31, 2025. Production Taxes decreased 8.6% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the 2014 Letter Agreement Amendment. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty for the period decreased by $14.57, remaining at a negative value, primarily as a result of the increase in Adjusted Chargeable Costs and decrease in Average WTI Price during the first quarter of 2025 as compared to the first quarter of 2024. However, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 1.8%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the quarter ended June 30, 2025, as compared to the same period in 2024 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Three Months Ended 6/30/2025	Amount	Percent	Three Months Ended 6/30/2024
		(Dollar amounts in thousands)
Royalty revenues	$—	$—	—	$—
Cash earnings (loss)	$(552)	$(58)	(11.7)	$(494)
Cash distributions	$—	$—	—	$—
Administrative expenses	$588	$32	5.8	$556

There were no royalty revenues distributed in either the second quarter of 2025 or the second quarter of 2024. The period-to-period increase in cash losses is due to payments of Administrative Expenses being made solely from the cash reserve. The increase in Administrative Expenses paid during the three months ended June 30, 2025, is primarily due to increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the three months ended June 30, 2025, as compared to the same period in 2024, due to the payment of the Trust’s Administrative Expenses from the cash reserve.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Trust royalty revenues received during the first six months of the fiscal year are based on the Royalty Production during the first quarter of the fiscal year and the fourth quarter of the preceding fiscal year. The following table shows the changes between the six months ended March 31, 2025 and the six months ended March 31, 2024, in the factors that determined the Per Barrel Royalties used to calculate the Royalty Payment received by the Trust during the six months ended June 30, 2025 and 2024.

		Increase (decrease)
	Six Months Ended 3/31/2025	Amount	Percent	Six Months Ended 3/31/2024
Average WTI Price	$70.90	$(6.85)	(8.8)	$77.75
Adjusted Chargeable Costs	$94.95	$9.11	10.6	$85.84
Average Production Taxes	$2.44	$(0.28)	(10.3)	$2.72
Average Per Barrel Royalty (paid)	$(26.49)	$(15.68)	(145.1)	$(10.81)
Average net production (mb/d)	65.1	(2.3)	(3.4)	67.4

The average WTI Price for the six-month period in 2025 decreased 8.8% compared to the average WTI Price for the six-month period in 2024. The increase in the Consumer Price Index used to calculate the Cost Adjustment Factor, as well as the scheduled increase in Chargeable Costs from $37.50 in calendar year 2024 to $40.25 in calendar year 2025, resulted in a 10.6% increase in Adjusted Chargeable Costs for the six month period. Production Taxes decreased 10.3% as a result of the decrease in the average WTI Price, and Production Taxes were calculated on the basis of the minimum tax under Alaska law and the letter agreement by and between BP Alaska and the Trustee, dated January 15, 2014. See Note 6 of Notes to Financial Statements (Unaudited) in Item 1 above. The Average Per Barrel Royalty paid decreased by $15.68, remaining a negative value, primarily as a result of the decrease in the Average WTI Price during the six month period and increase in the Adjusted Chargeable Costs between calendar year 2025 and calendar year 2024. As provided in the Trust Agreement, the payment with respect to the Royalty Interest for any calendar quarter may not be less than zero. The average net production from the 1989 Working Interest for the two reporting periods declined by 3.4%. This decrease was due to the naturally declining production rate from the Prudhoe Bay field.

The following table shows the changes to the Trust’s revenues received and distributions paid during the six months ended June 30, 2025, as compared to the same period in 2024 resulting from the factors in the table above, as well as changes in Administrative Expenses.

		Increase (decrease)
	Six Months Ended 6/30/2025	Amount	Percent	Six Months Ended 6/30/2024
		(Dollar amounts in thousands)
Royalty revenues	$—	$—	—	$—
Cash earnings (loss)	$(1,042)	$277	36.2	$(765)
Cash distributions	$—	$—	—	$—
Administrative expenses	$1,120	$226	25.3	$894

There were no royalty revenues distributed in either the six-month period ended June 30, 2025, or the six-month period ended June 30, 2024. The period-to-period increase in cash losses is due to payments of Administrative Expenses being made solely from the cash reserve. The increase in Administrative Expenses paid during the six months ended June 30, 2025, is primarily due to increases in fees charged by the Trust’s service providers. The Trust Corpus decreased at the end of the six months ended June 30, 2025, as compared to the same period in 2024 due to the payment of the Trust’s expenses from the Trust’s cash reserve.

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

The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on the Trustee’s evaluation under the COSO criteria, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of June 30, 2025.

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

Date: August 14, 2025

The Registrant is a trust and has no officers or persons performing similar functions. No additional signatures are available and none have been provided.